Form 10-Q
period 1995-04-30
CAPITAL INVESTMENT OF HAWAII INC
filed 1995-06-14
CIK 17221

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934





For Quarter Ended April 30, 1995

Commission File Number 0-4179
                       ------

                        CAPITAL INVESTMENT OF HAWAII, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Hawaii                                     99-0065664
- - --------------------------------                  -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

Suite 1700, PRI Tower, 733 Bishop Street
              Honolulu, Hawaii                            96813
- - -------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (808) 537-3981
                                                     --------------------------
                                   No Change
- - -------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .     No    .
   ------       -----
         There were 1,032,683 shares outstanding of common stock, no par value, as of April 30, 1995.

                         PART I - FINANCIAL INFORMATION

               CAPITAL INVESTMENT OF HAWAII, INC. & SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                        April 30, 1995 and July 31, 1994


                                     ASSETS

                                                                   April 30,                 July 31,
                                                                     1995                     1994
                                                                  (Unaudited)
                                                                  -----------               ---------
Cash and cash equivalents                                         $   443,618               1,146,248
Marketable equity securities, at cost (quoted
      market of $38,318 at April 30, 1995
      and $67,499 at July 31, 1994)                                    19,310                  49,310
Inventories                                                            50,472                  56,636
Receivables:
      Trade accounts and notes, less allowance
             for doubtful receivables of $58,544                    1,031,845                 762,765
      Long-term receivables (including current
             installments of $1,644,019 at April
             30, 1995 and $1,647,729 at July 31,
             1994)                                                  1,657,249               1,663,685
                                                                  -----------               ---------

                              Total receivables, net                2,689,094               2,426,450
                                                                  -----------               ---------

Developed real estate, less accumulated depre-
      ciation of $183,769 at April 30, 1995
      and $176,259 at July 31, 1994                                    90,171                  97,584
Undeveloped land held for sale                                        134,474                 134,474
Other investments:
      Real estate                                                   4,685,487               5,331,456
      Securities                                                      898,321                 954,953
                                                                  -----------               ---------
                                                                    5,583,808               6,286,409
Property and equipment, at cost, less accumulated
      depreciation of $1,738,886 at April 30,
      1995 and $1,477,573 at July 31, 1994                            339,270                 532,449
Deferred charges and other assets                                     797,854                 768,741
                                                                  -----------               ---------

                                                                  $10,148,071              11,498,301
                                                                  ===========              ==========





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                        April 30, 1995 and July 31, 1994


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   April 30,             July 31,
                                                                     1995                  1994
                                                                  (Unaudited)
                                                                  -----------          -------------
Indebtedness (current installment maturing
      within one-year of $5,227,342 at April 30,
      1995 and $5,834,224 at July 31, 1994):
             Debentures                                           $ 2,173,895              2,221,895
             Mortgage notes                                         1,200,000              1,200,000
             Other notes, secured                                   2,739,709              3,416,384
             Other notes, unsecured                                   584,658                507,253
                                                                  -----------            -----------

                              Total indebtedness                    6,698,262              7,345,532
                                                                  -----------            -----------

Accounts payable, trade                                               376,947                371,619
Accrued expenses                                                      498,488                751,715
Covenant not-to-compete payable                                            -                  30,000
Other payables:
      Loans under participation agreement:
             Related parties                                        1,185,000              1,200,000
             Other                                                    513,500                250,000
      Other                                                           711,176                682,033
                                                                  -----------            -----------

                                                                    2,409,676              2,132,033
Stockholders' equity:
      Common stock without par value
             Authorized 2,531,765 shares;  issued
                 1,723,765 shares at stated value of
                 $1 per share.  (No shares reserved
                 for conversion, warrants, options
                 or other rights)                                   1,723,765              1,723,765
      Additional paid-in capital                                      469,321                469,321
      Retained earnings                                             2,029,099              2,731,803
                                                                  -----------            -----------

                                                                    4,222,185              4,924,889

      Deduct cost of 691,082 common shares
             in treasury                                           (4,057,487)            (4,057,487)
                                                                  -----------            -----------

                              Net stockholders' equity                164,698                867,402
                                                                  -----------            -----------

                                                                  $10,148,071             11,498,301
                                                                  ===========            ===========



See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                   Three months ended April 30, 1995 and 1994

                                      and

                   Nine months ended April 30, 1995 and 1994

                                  (Unaudited)


                                                          Three Months                             Nine Months
                                                            April 30,                               April 30,
                                                  -----------------------------             -------------------------
                                                     1995               1994                    1995           1994
                                                  ----------          ---------             ----------      ---------
Revenues:
    Net product sales                             $1,144,035          1,353,320             $3,756,610      4,197,840
    Commissions and fees                             179,522            230,807                485,271        563,258
    Income from investments                          553,624            372,070              1,391,472      1,227,821
    Miscellaneous                                      2,604              3,004                 23,554         55,795
                                                  ----------          ---------             ----------      ---------
                                                   1,879,785          1,959,201              5,656,907      6,044,714
                                                  ----------          ---------             ----------      ---------
Cost and expenses:
    Cost of product sales                            737,245            881,309              2,403,911      2,640,489
    Other direct operating expenses
       and general and administrative
       expenses                                    1,004,086            867,567              3,201,018      3,230,776
    Interest                                         156,411            414,386                754,682        851,342
                                                  ----------          ---------             ----------      ---------
                                                   1,897,742          2,163,262              6,359,611      6,722,607
                                                  ----------          ---------             ----------      ---------

         Net loss                                 $  (17,957)          (204,061)            $ (702,704)      (677,893)
                                                  ==========          =========             ==========      =========

Net loss per common share                         $     (.02)              (.20)            $     (.68)          (.66)
                                                  ==========          =========             ==========      =========

Dividends per common share                              NONE               NONE                   NONE           NONE
                                                  ==========          =========             ==========      =========

Weighted average number of common
    shares outstanding during the
    period                                         1,032,683          1,032,683              1,032,683      1,032,683
                                                  ==========          =========             ==========      =========





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                   Nine months ended April 30, 1995 and 1994


                                  (Unaudited)

                                                                             April 30,
                                                              ------------------------------------
                                                                 1995                      1994
                                                              ----------                 ---------
Retained earnings at July 31                                  $2,731,803                 4,155,256
Net loss                                                        (702,704)                 (677,893)
                                                              ----------                 ---------

Retained earnings at April 30                                 $2,029,099                 3,477,363
                                                              ==========                 =========





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                   Nine months ended April 30, 1995 and 1994

                                  (Unaudited)


                                                                      1995                   1994
                                                                   ----------             ----------
Net cash used in operating activities                              $ (402,379)            (1,569,376)
                                                                   ----------             ----------

Cash flows from investing activities:
      Purchase of securities and other investments                    (25,600)              (128,816)
      Proceeds from sales of securities and other
         investments                                                  196,053                 22,731
      Capital expenditures                                            (41,934)               (80,213)
      Loans made                                                            -             (2,011,564)
      Collections on long-term receivables and loans                        -              2,047,373
                                                                   ----------             ----------

      Net cash provided by (used in) investing activities             128,519               (150,489)
                                                                   ----------             ----------

Cash flows from financing activities:
      Proceeds from long-term borrowings                              270,890              3,071,914
      Principal payments on indebtedness                             (918,160)            (2,249,115)
      Payments on covenants not-to-compete                            (30,000)              (120,881)
      Proceeds under loan participation agreements                    700,000                      -
      Payments under loan participation agreements                   (451,500)                     -
                                                                   ----------             ----------

Net cash provided by (used in) financing activities                  (428,770)               701,918
                                                                   ----------             ----------

             Decrease in cash and cash equivalents                   (702,630)            (1,017,947)

Cash and cash equivalents at beginning of period                    1,146,248              1,102,661
                                                                   ----------             ----------

Cash and cash equivalents at end of period                         $  443,618                 84,714
                                                                   ==========             ==========





See accompanying notes to consolidated financial statements.

             CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information

                                  (Unaudited)


(1)      Basis of Information Furnished

         The information furnished reflects all adjustments which are necessary in the opinion of management for a fair presentation of the financial position, results of operations and changes in cash flows as of April 30, 1995 and 1994 and for all periods presented.

(2)      Net Loss Per Common Share

         Net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

(3)      Notes Receivable Sold with Recourse and Mortgage
             Notes Payable Assumed by Others

         Under the provision of various agreements relating to their participation in mortgage notes receivables sold with recourse, the Company and its subsidiaries are committed to repurchase notes that become delinquent, as specified in the agreements, if requested to do so by the holder of the notes. At April 30, 1995, the outstanding balances of notes receivable sold that are subject to the aforementioned recourse provisions aggregated approximately $279,000. The Company and its subsidiaries may be subject to similar recourse provisions with respect to additional outstanding balances of notes aggregating approximately $145,000 at April 30, 1995, although management does not believe this was the intent of the parties to the agreements related to the sale of its participation in notes receivable. The mortgage notes referred to above relate to condominium unit sales in 1972 and 1973.

         Management believes that if the Company is required to repurchase delinquent notes, no losses will be incurred as the proceeds from the sale of real estate securing the notes would be adequate to satisfy the related debt obligations.

(4)      Other Real Estate Investments

         On April 29, 1993, the Company extended a $5,205,025 acquisition, development and construction (ADC) loan commitment to TBW, Inc. to finance a residential real estate project in Clark County, Nevada. This financing arrangement is being accounted for as an in-substance investment in real estate whereby the interest and fees to which the Company is entitled, are recognized ratably as profits are earned on the sale of units in the underlying real estate project. At July
         31, 1994, the Company's aggregate investment in the real estate project amounted to $529,470. As of April 30, 1995, all amounts under the loan had been repaid.

         On November 12, 1993, the Company extended a $6,101,056 acquisition, development and construction loan commitment to MVL, Inc. to finance a residential real estate project in Clark County, Nevada. This financing arrangement is also being accounted for as an in-substance investment in real estate. At April 30, 1995 and July 31, 1994, the Company's aggregate investment in the real estate project amounted to $1,934,345 and $1,072,839, respectively. Restrictive loan covenants limit the maximum amount of the loan proceeds available during various phases of the project.

         On March 9, 1994, the Company extended a $2,900,000 acquisition, development and construction loan commitment to QCL, Inc. to finance a residential real estate project in Clark County, Nevada. This financing arrangement is also being accounted for as an in-substance investment in real estate. At April 30, 1995 and July 31, 1994, the Company's aggregate investment in the real estate project amounted to $1,118,399 and $1,909,647, respectively. Restrictive loan covenants limit the maximum amount of the loan proceeds available to $1,900,000.

         On July 8, 1994, the Company extended a $15,288,287 acquisition, development and construction loan commitment to LSR, Inc. to finance a residential real estate project in Clark County, Nevada. In February 1995, the loan commitment to LSR, Inc. was reduced to $8,187,879. At April 30, 1995 and July 31, 1994, the Company's aggregate investment in the real estate project amounted to $1,632,743 and $1,819,500, respectively. Restrictive loan covenants limit the maximum amount of loan proceeds available to $2,400,000, which was reduced to $1,800,000. The Company has entered into loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to LSR, Inc. At April 30, 1995 and July 31, 1994, participants share of the loan commitment amounted to $1,698,500 and $1,450,000, respectively. Certain participants are related parties which, in the aggregate, have a 72 and 66 percent interest in the loan commitment at April 30, 1995 and July 31, 1994.

(5)      Commitment

         In fiscal year 1992, the Company entered into an agreement to acquire land and a warehouse for $1,350,000. The acquisition was to be consummated as a nonmonetary exchange for tax purposes whereby the Company was to divest its interest in certain Makaha Valley Towers condominium apartments to qualify the exchange under Section 1031 of the Internal Revenue Code. As the transaction was not completed by the date required to qualify as a nonmonetary exchange and as the Company is contractually liable to purchase the property, management intends to assume the existing mortgage loan of $685,000 and apply an existing deposit of $658,537 towards the purchase of the property. The deposit is presented as "other asset" in the accompanying consolidated balance sheets.

(6)      Income Taxes

         Effective August 1, 1993, the Company adopted Statement of Accounting Standards No. 109. There was no cumulative effect of the change in accounting method. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement

         109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at April 30, 1995 are presented below.

         Deferred tax assets:
             Deferred compensation agreement                                      $   102,700
             Marketable equity securities, permanent decline
               in market value                                                        150,800
             Deferred income on other real estate investments                         185,000
             Net operating loss carry forward                                         680,100
             Other                                                                     69,200
                                                                                  -----------

                 Total gross deferred tax assets                                    1,187,800

                 Less - valuation allowance                                        (1,113,700)
                                                                                  -----------

                 Net deferred tax assets                                          $    74,100
                                                                                  ===========

         Deferred tax liabilities:
             Capitalized interest on other real estate investments                $    72,800
             Other                                                                      1,300
                                                                                  -----------

                 Total gross deferred tax liabilities                             $    74,100
                                                                                  ===========

         As of April 30, 1995, the Company had a tax net operating loss carryforward of $1,700,000 to offset future taxable income through 2010.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS  OF OPERATIONS


             RESULTS OF OPERATIONS

             The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, product sales, including bakery goods and investing in securities, which activities are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three and nine months ended April 30, 1995 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three and nine months ended April 30, 1994.

             Net Product Sales

             The decrease in net product sales of $209,285 and $441,230, respectively, for the three and nine months ended April 30, 1995 as compared to the same period in 1994 is due to the decrease in sales of Latipac Fine Foods, Incorporated, which operates under the name Bakery Europa. This decrease is attributed primarily to a slump in the economy in Hawaii in 1995 which affected the airline and hotel industries which Bakery Europa supplies.

             Cost of Product Sales

             The decrease in cost of product sales of $144,064 and $236,578, respectively, for the three and nine months ended April 30, 1995 as compared to the same period in 1994 is due to the decrease in product sales for Bakery Europa.

             As a percentage of gross revenues, the cost of bakery sales decreased to 64% for the three months ended April 30, 1995 as compared to 65% for the same period in 1994. For the nine months ended April 30, 1995 the cost of bakery sales as a percentage of gross revenues increased to 64% as compared to 63% for the same period in 1994.

             Interest Expense

             The decrease in interest expense of $257,975 and $96,660 for the three and nine months ended April 30, 1995, respectively, as compared to the same periods in 1994 is due to a decrease in borrowings related to the financing of real estate investments.

             LIQUIDITY AND CAPITAL RESOURCES

             At April 30, 1995, the Company held cash and cash equivalents of $443,618 and marketable securities with a market value of $38,318. The decrease in cash of $702,630 for the nine months ended April 30, 1995 is primarily due to cash used in operating activities and financing activities.

             Included in cash used in operating activities for the nine months ended April 30, 1995 was approximately $5,620,487 of advances for the construction of residential developments in Las Vegas, Nevada. Payments received on the advances for the same period amounted to $6,286,083. The Company's net loss of $702,704 for the nine months ended April 30, 1995 is also included in cash used in operating activities.

             Cash flows from financing activities for the nine months ended April 30, 1995 includes principal payments on indebtedness which amounted to $918,160 and the final payment on covenants not-to-compete of $30,000. Proceeds from loans under participation agreements amounted to $700,000 for the nine months ended April 30, 1995. Payments under loan participation agreements for the nine months ended April 30, 1995 amounted to $451,500.

             The Company, during the nine months ended April 30, 1995, was able to meet operating cash requirements with cash on hand at July 31, 1994. Cash requirements for the fourth quarter of fiscal 1995 will be satisfied from institutional borrowings, net collections of net receivables and net collections of ADC loans.

                          PART II - OTHER INFORMATION


Items 1,2,3,5.   None

Item 4. The following actions were taken at the annual stockholders meeting held on January 31, 1995:

                 a.      Directors were re-elected for the year as follows:

                                           Stuart T.K. Ho
                                           Dean T.W. Ho
                                           Donald M. Wong
                                           Stanley W. Hong
                                           Pedro Ada
                                           C.B. Sung

                  b. KPMG Peat Marwick was re-elected independent auditors for the year ending July 31, 1995 by a vote of 559,858 shares in the affirmative and none in the negative.

Item 6.           Exhibits and Reports on Form 8-K

                  a. Exhibit 99.I - computation of net loss per common share for three and nine months ended April 30, 1995 and 1994.

                  b. No reports on Form 8-K were required to be filed during the quarter ended April 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAPITAL INVESTMENT OF HAWAII, INC.


Dated:   June 5, 1995                            /s/ STUART T.K. HO
                                           --------------------------------
                                           Stuart T.K. Ho, Chairman of the
                                           Board and President



Dated:   June 5, 1995                           /s/ DONALD M. WONG
                                           --------------------------------
                                           Donald M. Wong, Senior Vice
                                           President and Treasurer