Form 10-K
period 1995-07-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1995-10-30
CIK 17221

                                 UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.  C.  20549

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 1995           Commission file Number 0-4179

                      CAPITAL INVESTMENT OF HAWAII, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 HAWAII                                         99-0065664
    -------------------------------                         ------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No)

      733 Bishop Street, Suite 1700
           Honolulu, Hawaii                                       96813
 ----------------------------------------                    ----------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (808)  537-3981
                                                     ---------------
Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange on
         Title of each class                                which registered

                None                                              None
         -------------------                           ------------------------


Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes X     No
                                                              ---      ---
         The Company's voting stock is not actively traded on any exchange, and accordingly the aggregate market value is not determinable.

         There were 1,032,683 shares outstanding of common stock, no par value, as of October 23, 1995.


DOCUMENTS  INCORPORATED  BY  REFERENCE

         Articles of Association and By-Laws are incorporated by reference into
         Part IV of this report.

                                     PART I
Item 1.  BUSINESS

         Capital Investment of Hawaii, Inc. (Registrant) was incorporated in Hawaii in 1944. The Registrant and its subsidiaries are engaged principally in real estate, security and other investing, and wholesale bakery activities. As of July 31, 1995, the Registrant and its subsidiaries had 143 employees.

          The Registrant has classified its business activities into significant segments for the years ended July 31, 1995, 1994 and 1993. The Registrant's operations have been classified into real estate activities, security and other investing activities, wholesale bakery activities and other activities for the fiscal year ended July 31, 1995. In April 1993 the board of directors ratified management's decision to discontinue the aviation fuel business. The segment was disposed of as of July 31, 1993. Financial information about industry segments is presented in note 14 of the notes to the consolidated financial statements.

REAL  ESTATE

          Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and the investment in undeveloped land located principally on the island of Oahu in the state of Hawaii. Also included in real estate activities is interest income on notes receivable arising from property sales and income earned from financing acquisition, development and construction loan commitments in connection with residential real estate projects in Las Vegas, Nevada. Since real estate sales and developments are not made and undertaken on a continuous basis, there exist significant fluctuations from year to year. The results of any one year are not necessarily comparable to other years and should not be a basis of expectation for future years. The identification and location of the Registrant's real estate holdings are discussed in Item 2, PROPERTIES.

SECURITY AND OTHER INVESTING ACTIVITIES

         Security and other investing activities include gains and losses from marketable securities and other investments and dividend and interest income related to the ownership of such investments. The timing of sales and related gains/losses, which tend to vary with market conditions and the Registrant's cash requirements, are subject to significant fluctuations from year to year.

WHOLESALE BAKERY ACTIVITIES

          Wholesale bakery activities include the production and sale of bakery products primarily to major hotels, commercial airlines and U. S. military installations in Hawaii. The Registrant acquired the assets of an existing bakery in August 1990 and additional assets of another smaller bakery in May 1991. The bakery operations incurred substantial amortization costs related to not-to-compete agreements, goodwill and certain reorganizational costs during the years ended July 31, 1994 and 1993.

DISCONTINUED AVIATION FUEL ACTIVITIES

          Aviation fuel activities included spot and contract purchase and resale of aviation fuel primarily in Hawaii and California. Effective July 1992, the Registrant discontinued aviation fuel activities in California. The aviation fuel activities were all together discontinued during fiscal year 1993.

OTHER ACTIVITIES

          Other activities include a real estate management division in Waikiki, Hawaii that in fiscal year 1995 had revenues of $611,670 and net income of $282,715, compared with revenues of $597,364 and net income of $287,450 in fiscal year 1994.

Item 2.   PROPERTIES

          As of July 31, 1995, the Registrant and its subsidiaries owned properties used in connection with its real estate activities as set forth below. All properties are located in the City and County of Honolulu, and the titles are held in fee.


                             DESCRIPTION                                                   AREA
                             -----------                                                   ----
          Developed Real Estate and Undeveloped Land

       5  condominium apartments, Makaha Valley Towers in Mahaha, Hawaii

       5  condominimum apartments, Ilikai Apartment Building and Ilikai Marina
          Apartment Building in Honolulu, Hawaii

       1  lot, Makaha, Hawaii                                                              .19 acres

       1  Commercial warehouse and land in Honolulu, Hawaii                                .22 acres


          The Company also owns parcels of unimproved real estate totaling approximately 39 acres and interests in real estate at Makaha Valley, Hawaii owned by the Company's 85.8 percent-owned subsidiary, Makaha Valley, Incorporated, among which are (a) 3.825 acres of land zoned "agricultural" fronting the fifth fairway of the Sheraton Makaha Resort golf course, carried at nil on the balance sheet; (b) 2.823 acres of land near Makaha beach zoned "country," but designated on the development plan of the City and County of Honolulu, Hawaii general plan as "commercial," carried at $3,065 on the balance sheet; and (c) a reversionary interest in 8.454 acres of land within the Maunaolu residential subdivision at Makaha zoned "country," title to which will revert to the subsidiary if the land ceases to be used as a reservoir, which is carried at nil on the balance sheet.

          See note 7 of notes to the consolidated financial statements for information with respect to real estate pledged as security for indebtedness.

Item. 3   LEGAL  PROCEEDINGS

          There is no litigation which, in the opinion of management, will have a materially adverse affect on the Company's consolidated financial position or results of operations.

Item. 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters that were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1995.

                                    PART  II

Item 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY
          AND  RELATED  STOCKHOLDER  MATTERS

          The Registrant's common shares are not listed on any stock exchange, and there is no active trading of the shares. The following is the high and low quarterly bid information for each of the full quarterly periods within the years ended July 31, 1995 and 1994:


                                           LOW      HIGH
                                           BID       BID
                                           ---      ----
        Quarter ended:
            October 31, 1993              1-1/2    1-5/8
            January 31, 1994              1-1/2    1-9/16
            April 30, 1994                1-1/4    1-1/2
            July 31, 1994                 1-1/4    1-1/4
            October 31, 1994              1        1-1/4
            January 31, 1995                3/4    1-3/16
            April 30, 1995                  3/4    1-3/16
            July 31, 1995                   3/8      1/2


          The aforementioned quotations were received from Abel-Behnke Corporation which makes a market in the Company's stock.

          On July 31, 1995, there were approximately 560 stockholders of record of common stock, excluding individuals and institutions for whom shares are held in the names of nominees or brokerage firms.

          There were no common stock dividends declared or paid during fiscal years 1995, 1994 and 1993.

Item 6.   SELECTED  FINANCIAL  DATA

                 (Not Covered By Independent Auditors' Report)

                     SUMMARY  OF  CONSOLIDATED  OPERATIONS

                     For the five years ended July 31, 1995

                                        1995           1994          1993          1992          1991
                                     ----------     -----------    ----------    ----------    ----------
Revenues                             $7,570,954     $ 7,536,249    $7,392,644    $8,833,016    $7,276,829
Loss from continuing operations
   before extraordinary credit         (807,926)     (1,423,453)     (997,381)     (966,427)     (501,024)
Loss per common share from
   continuing operations before
   extraordinary credit (A)                (.78)          (1.38)         (.97)         (.93)         (.48)
                                            ===            ====           ===           ===           ===


(A) Loss per common share from continuing operations before extraordinary credit for each period was computed by dividing loss from continuing operations before extraordinary credit by the weighted average number of shares of common stock outstanding in each period. A detailed analysis of the loss per share computation for each period is presented in Exhibit 11. There were no cash dividends paid on common stock for the five years ended July 31, 1995.

                              FINANCIAL  CONDITION

                                1995          1994         1993          1992         1991
                             -----------   ----------   ----------   ----------   ----------
Total assets                 $10,617,753   11,498,301   11,440,892   13,169,193   14,566,117
                             ===========   ==========   ==========   ==========   ==========
Indebtedness:
  Mortgage notes               1,874,247    1,200,000    1,200,000    1,200,000      698,350
  Other notes, secured         2,670,016    3,416,384    3,229,042    2,982,154    3,170,386
  Debentures                   2,108,245    2,221,895    2,378,595    2,550,845    2,843,690
  Other notes, unsecured         499,605      507,253      463,450      560,592      577,140
                             -----------   ----------   ----------    ---------    ---------
                             $ 7,152,113    7,345,532    7,271,087    7,293,591    7,289,566
                             ===========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
         FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

RESULTS  OF  OPERATIONS

         The Company recorded a net loss of $807,926 for the fiscal year ended July 31, 1995, (fiscal year 1995), compared with net losses of $1,423,453 and $1,020,779 for fiscal years 1994 and 1993, respectively.

         The net loss for fiscal year 1995 included depreciation and amortization totaling $323,700, as compared to $642,851 and $902,935 in fiscal years 1994 and 1993, respectively. The fiscal year 1995, 1994 and 1993 charges for depreciation and amortization were comprised of the following:

                                               1995       1994      1993
                                             --------   -------   -------
Depreciation                                 $318,523   361,966   394,754
Amortization of covenants not-to-compete           --   275,708   503,004
Other                                           5,177     5,177     5,177
                                             --------   -------   -------
                                             $323,700   642,851   902,935
                                             ========   =======   =======

         The Company's subsidiary, Latipac Fine Foods, Incorporated (which does business as Bakery Europa) accounted for $264,878, $297,245 and $317,256 of depreciation for fiscal years ended July 31, 1995, 1994 and 1993, respectively. All amortization of covenants not-to-compete related to Bakery Europa.

         The Company's gross revenues for fiscal years 1993 through 1995 reflect the diversification of the Company's business activities away from its historical real estate focus. The investments in the past three years included diversification into specialty baking on the island of Oahu, Hawaii and residential "acquisition, development and construction" lending in Las Vegas, Nevada. The Company has sought to diversify in order to provide regular, recurring revenues in contrast to the Company's long history of irregular real estate gains and income.

         In fiscal year 1996, the Company plans to continue its short-term construction lending activities in Las Vegas. The Company will also attempt to position Bakery Europa to ride out the weak local economy and to preserve its place as a major supplier of specialty baked products to the airlines and hotels that comprise the tourist industry on Oahu.

Bakery Operations

         Fiscal year 1995's net loss was primarily due to Bakery Europa's poor performance in a tourist-driven economy that remains lack-luster. Bakery Europa's operating loss for fiscal years 1995, 1994 and 1993 is summarized as follows:


                                                                          1995         1994          1993
                                                                        --------     -------       --------
         Operating loss before certain interest and depreciation
           and amortization                                             $198,982     230,475        185,304
         Interest on loan to acquire this subsidiary's asset              57,000      62,000         75,000
         Depreciation                                                    264,878     297,245        317,256
         Amortization of goodwill and covenants not-to-compete                --     275,708        503,005
         Other                                                             5,177       5,177          5,177
                                                                        --------     -------      ---------
         Operating loss                                                 $526,037     870,605      1,085,742
                                                                        ========     =======      =========

         Bakery Europa's business is heavily oriented towards tourism. In July 1995, airlines and airline catering companies accounted for 25% and hotels for 22% of Bakery Europa's sales revenue for that month. The subsidiary recorded net product sales of $4,965,794 for fiscal year 1995, compared with net sales of $5,410,698 and $5,004,683 for fiscal years 1994 and 1993, respectively. In addition to the downturn in sales, gross profit margins were pressured by an inability to increase prices to deal with the rising cost of goods.

         This subsidiary's plan for fiscal year 1996, under new leadership, is to break-even on earnings before depreciation and amortization. This plan is based on eliminating marginal accounts, a modest price increase that is already in effect, and a restructuring of the production force. Debt service on the loan incurred with the purchase of assets of Bakery Europa will be paid by the parent until business conditions improve. The unpaid principal balance of this loan was $473,850 as of July 31, 1995.

Income From Investments
  and Other Income

         Since fiscal year 1991, the Company has engaged in making acquisition, development and construction loans to home builders in Las Vegas, Nevada. The Company has made ten such loans since 1991, of which seven have been repaid. Acquisition, development and construction (ADC) loans, are loans to finance the acquisition of land, the improvement of the land into roads and finished house lots and construction of houses. In recent years, banks and other federally-insured lending institutions, operating under more restrictive laws and oversight, have made ADC financing standards and terms more stringent. The more difficult lending environment has caused many builders in Las Vegas to seek alternative sources of financing.

         Income from investments in 1995 was $1,867,281 as compared to $1,310,432 and $1,461,822 in 1994 and 1993, respectively. Included in income from investments was $1,360,568 of income from Las Vegas lending activities in fiscal year 1995 as compared to $1,097,137 and $982,108 for fiscal years 1994 and 1993, respectively. The 1994 and 1993 amounts also include interest income from loans to Las Vegas developers of $235,543 and $194,012, respectively. Deferred income on the ADC arrangements amounted to $495,000 as of July 31, 1995 as compared to $373,476 and $276,534 as of July 31, 1994 and 1993,
respectively.

         At the end of fiscal year 1995, the Company held three secured loans made to a single builder doing business as MVL, Inc., QCL, Inc., and LSR, Inc. in the aggregate principal amounts of $3,574,360 (including one loan in which loan participations in the aggregate amount of $1,562,620 were held by third parties), payable with interest rates of 20% per annum plus a profit participation. The builder was ranked among the top 20 builders in Las Vegas in terms of new home sales closed in 1994. In the case of the participated loan, the Company receives 25% of each participant's interest revenue and one-half of each participant's share of profit.

         ADC loans bear higher than average risk. The Company adheres to a policy of concentrating its lending activity with experienced builders building for the "low-end" of the Las Vegas housing market on well-located sites acquired at low cost. The Company also limits the outstanding loan balance to an amount sufficient to acquire land and to build on only a portion of the total lots in the project. The effect of the loan limit is to require the builder to sell completed homes to finance remaining construction costs. Despite the high level of home building activity in the Las Vegas area, the Company believes that 1996 will be another excellent year for the Las Vegas home building industry, with job growth driven by 14,500 hotel rooms now under construction or about to break ground.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated balance of cash and cash equivalents at July 31, 1995 was $1,287,636 compared with $1,146,248 at the end of fiscal year 1994.

         Cash provided by operating activities amounted to $582,742 in 1995 and resulted primarily from the collection on real estate investments, net of purchase of investments in real estate, of $1,639,596 related to the Company's Las Vegas ADC arrangements.

         Cash inflows in 1995 provided by investing activities amounted to $366,445. Proceeds from the sale of marketable securities amounted to $401,704 for fiscal year 1995. Cash used in financing activities of $810,799 included proceeds received under loan participation agreements of $700,000 (see note 6 to the consolidated financial statements) and payments on indebtedness of $1,326,256.

         The Company, during fiscal year 1995, was able to meet operating cash requirements with cash flow generated from investing and financing activities. Cash inflows and outflows from investments in MVL, Inc., QCL, Inc. and LSR, Inc. will continue into fiscal year 1996. Cash requirements for fiscal year 1996 will be satisfied from institutional borrowings, net collections of notes receivable, cash in banks at year end and/or net collections of ADC loans.

Item 8.  FINANCIAL  STATEMENTS  AND
         SUPPLEMENTARY  DATA

See Index to Consolidated Financial Statements and Schedules.

Item 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
         ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE

         There were no changes in accountants nor disagreements on accounting or financial disclosure matters for the years ended July 31, 1995 and 1994.

                                   PART  III

Item 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANT

          The following table lists all directors of the Registrant as of July 31, 1995:


                                                    Number
                                   Office          of years
                                  held with        served as              Business                Other public
    Name                Age       Registrant       director              experience               directorships
    ----                ---     --------------     ---------        ------------------          -----------------

Stuart T. K. Ho         59      Chairman of the       28             Positions held with          Bancorp Hawaii,
                                  Board and                             Registrant                  Inc.; Gannett
                                  President                                                          Co., Inc.;
                                                                                                  College Retirement
                                                                                                    Equities Fund

Dean T. W. Ho(1)        57      Vice Chairman         14             Positions held with                 --
                                  and Secretary                         Registrant

Donald M. Wong          77      Senior Vice           21             Positions held with                 --
                                  President,                            Registrant
                                  Chief Financial
                                  Officer and
                                  Treasurer

Pedro P. Ada            65      None                  24             President of Ada's                  --
                                                                        Incorporated;
                                                                        real estate, insur-
                                                                        ance agency and
                                                                        investments

Stanely W. Hong(2)      59      None                  10             Business consultant           Central Pacific
                                                                        formally senior              Bank; First
                                                                        Vice President of          Insurance Co. of
                                                                        McCormack                      Hawaii
                                                                        Properties, Ltd.

C. B. Sung              70      None                  10             Chairman of Unison
                                                                        International;
                                                                        President and
                                                                        Chief Executive
                                                                        Officer of Unison
                                                                        Pacific
                                                                        Corporation


(1)      Mr. Dean T. W. Ho is the brother of Mr. Stuart T. K. Ho.
(2)      Mr. Stanley W. Hong is the brother-in-law of Mr. Stuart T. K. Ho.

          The present terms of office of all directors will expire at the next annual meeting of the stockholders of the Registrant or upon election of their respective successors. No events have occurred during the past five years that are material to an evaluation of the ability or integrity of any director.

          The following table lists all executive officers of the Registrant as of July 31, 1995:

    Name             Age           Office                             Position held
    ----             ---           ------                             -------------
Stuart T. K. Ho      59     Chairman of the Board       Chairman of the Board since 1982, President
                              and President               from 1975 to 1982 and since 1988, Vice
                                                          President and Secretary from 1966 to 1975

Dean T. W. Ho(1)     57     Vice Chairman and           Secretary since 1991, Vice Chairman since
                              Secretary                   1988, President from 1982 to 1987,
                                                          Executive Vice President from 1975 to 1982
                                                          and Vice President from 1965 to 1975

Donald M. Wong       77     Senior Vice President       Senior Vice President since 1990, Financial
                              and Treasurer               Vice President from 1965 to 1990 and
                                                          Treasurer since 1965

Harriet H. Matsuo    70     Assistant Secretary and     Secretary from 1975 to 1991 and Assistant
                              Assistant Treasurer         Secretary and Assistant Treasurer from
                                                          1965 to 1975 and since 1991

Greta U. Nakao       73     Assistant Secretary and     Assistant Treasurer since 1975 and Assistant
                              Assistant Treasurer         Secretary since 1981

Walter Lum           54     Assistant Treasurer         Appointed in March 1995

(1)      Mr. Dean T. W. Ho is the brother of Mr. Stuart T. K. Ho.

          The term of office of the above executive officers is for a period of one year. No events have occurred during the past five years that are material to an evaluation of the ability or integrity of any executive officer.

Item 11. EXECUTIVE COMPENSATION

         The following table shows the compensation for each of the years ended July 31, 1995, 1994 and 1993 for (a) the Chairman of the Board and President, and (b) all executive officers of the Registrant whose annual compensation exceeds $100,000.

                          SUMMARY  COMPENSATION  TABLE

                                                                                Long-Term Compensation
                                                                     ---------------------------------------------
                                       Annual Compensation               Awards                       Payouts
                                     -----------------------         --------------             ------------------
        (a)              (b)            (c)     (d)     (e)             (f)       (g)             (h)        (i)
                                                       Other                                                 All
                                                       annual       Restricted                              other
                                                      compensa-        stock                      LTIP    compensa-
    Name and                         Salary    Bonus   sation         award(s)  Option/          Payouts   sation
principal postion        Year          ($)      ($)      ($)            ($)     SARs(#)            ($)       ($)
-----------------        ----          ---      ---      ---            ---     -------            ---       ---
Stuart T.K. Ho,
   Chairman of the
   Board and
   President            1995         147,839     --       --             --        --               --        --
                        1994         152,004     --       --             --        --               --        --
                        1993         158,798     --       --             --        --               --        --
James Groebe,
   Latipac Fine
   Foods President
   SCEO                 1995          13,125     --       --             --        --               --        --
                        1994         108,520     --       --             --        --               --        --
                        1993         104,288     --       --             --        --               --        --


Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

          The following sets forth, as of July 31, 1995, shareholders of record who beneficially own more than 5% of the voting stock of the Registrant:


                                                    Amount and
                                                     nature of
                                                    beneficial     Percent
Name and address of beneficial owner:                ownership     of class
-------------------------------------               ----------     --------
Cede & Co.                                            120,613        11.7%
P.O. Box 20
New York, New York 10004

Drake & Co.                                            55,690         5.4
20 Exchange Place, Level D
New York, New York 10043

Stuart T.K. Ho, Dean T. Ho, and Karen Ho Hong,        168,650        16.3
Trustees of the Chinn Ho Trust
733 Bishop Street, Suite 1700
Honolulu, Hawaii 96813



                                                            Amount and
                                                            nature of
                                                            beneficial            Percent
Name and address of beneficial owner, continued:            ownership             of class
------------------------------------                        ---------             --------
Stuart T. K. Ho                                             225,813(1)             21.9%
733 Bishop Street, Suite 1700
Honolulu, Hawaii 96813

Dean T. W. Ho                                               225,850(2)             21.9
733 Biship Street, Suite 1700
Honolulu, Hawaii 96813

Karen Ho Hong                                               212,425(3)             20.6
4976 Poola Street
Honolulu, Hawaii 96821

Robin Lee                                                    77,250                 7.5
977 Longridge Road
Oakland, California 94610

(1)         Includes:    (a)    sole voting and investment power, 16,813 shares.
                         (b)    shared voting and investment power for 168,650 shares owned by the Chinn Ho Trust, of which
                                Stuart Ho is one of 3 Trustees, and 29,500 shares owned by the Chinn Ho Foundation, of which
                                Stuart Ho is one of 4 Trustees.
                         (c)    10,850 shares owned by Mary L. Ho, spouse, who has sole voting and investment power.

(2)         Includes:    (a)    sole voting and investment power, 27,700 shares.
                         (b)    shared voting and investment power for 168,650 shares owned by the Chinn Ho Trust, of which
                                Dean Ho is one of 3 Trustees, and 29,500 shares owned by the Chinn Ho Foundation, of which
                                Dean Ho is one of 4 Trustees.

(3)         Includes:    (a)    sole voting and investment power, 38,775 shares.
                         (b)    shared voting and investment power for 168,650 shares owned by the Chinn Ho Trust, of which
                                Karen Ho Hong is one of 3 Trustees.
                         (c)    shared voting and investment power for 5,000 shares owned by Karen Ho Hong and Stanley Hong as trustees for David Hong.

          The following table sets forth, as of July 31, 1995, the number of shares of the Registrant's equity securities held by each director and all directors and officers of the Registrant as a group:

                                                                                         Sole         Shared
                                                                                        voting        voting
                                                                                         and           and
  Title                  Name of               Amount and nature of                   investment    investment
 of class           beneficial owner           beneficial ownership          Total       power         power
 --------           ----------------           --------------------          -----    ----------    ----------
Common Stock    Stuart T. K. Ho           225,813 shares owned of record     21.9%       1.6%        20.2%(1)
Common Stock    Dean T. W. Ho             225,850 shares owned of record     21.9%       2.7         19.2 (1)
Common Stock    Donald M. Wong            39,750 shares owned of record       3.8          -          3.8
Common Stock    Pedro Ada                 5,444 shares owned of record         .5         .5            -
Common Stock    Stanley Hong              5,000 shares owned of record         .5          -           .5
Common Stock    All directors and         279,007 shares owned of record     27.0        5.3         21.7 (1)
                  officers of Registrant
                  (9 persons)

(1) Includes (a) 168,650 shares owned by the Chinn Ho Trust as to which two executive officers of the Registrant are Trustees. The trust agreement is effective until 2 years after the death of Mrs. Chinn Ho or at such time as the personal representative of Mrs. Ho's estate is discharged and appropriately released, whichever occurs later, not to exceed 21 years after the death of the last survivor of Chinn Ho, Mrs. Ho and the children of Chinn Ho; and (b) 29,500 shares owned by the Chinn Ho Foundation qualified under Section 501(c)(3) of the Internal Revenue Service Code, as to which four executive officers of the Registrant are Trustees.

                 During fiscal year 1995, the Company borrowed $100,000 from certain officers of the Company and $250,000 from a shareholder of the Company through unsecured short-term notes. As of July 31, 1995, the balances of these short-term notes were $105,000 and $0 due officers and a shareholder, respectively.

                 The Company had entered into loan participation agreements in fiscal year 1994 which provided that the Company sell, without recourse, to participants an undivided participating interest in the loan to LSR, Inc. (see footnote 6 to the consolidated financial statements). Included in the total participant's share of the loan commitment amounting to $1,562,620 at July 31, 1995, was $1,090,200 borrowed from an officer and a director of the Company and an officer of a subsidiary of the Company.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

         (A) Consolidated Financial Statements - See Index to Consolidated Financial Statements and Schedules.

         (B) There were no reports on Form 8-K filed during the last quarter of the year ended July 31, 1995.

         (C)     Exhibits:

                 Exhibit                                                                Form 10-K
                 number                          Description                               Page
                 -------                         -----------                            ---------
                  3         Articles of Incorporation and By-Laws                            *
                 11         Computation of Loss Per Common Share                            17
                 11a        Computation of Weighted Average Number of Common Shares         18
                 22         Subsidiaries of Capital Investment of Hawaii, Inc.              19

                 Exhibits not listed above are omitted because of the absence of the conditions under which they are required.

               * Incorporated by reference as Exhibits 1A and 1B to
                 Registration Statement number 0-4179 filed on November 29,
                 1969.

         (D) Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules.

                       CAPITAL INVESTMENT OF HAWAII, INC.

                                AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules



Independent Auditors' Report

Consolidated Financial Statements:

         Consolidated Balance Sheets - July 31, 1995 and 1994

         Consolidated Statements of Operations and Retained Earnings - Years ended July 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows - Years ended July 31, 1995,
           1994 and 1993

         Notes to Consolidated Financial Statements



Schedules:

         VIII Valuation and Qualifying Accounts and Reserves - Years ended July 31, 1995, 1994 and 1993

         XI      Real Estate and Accumulated Depreciation - July 31, 1995

         XII     Mortgage Loans on Real Estate - July 31, 1995



Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

Capital Investment of Hawaii, Inc.:

We have audited the consolidated financial statements of Capital Investment of Hawaii, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Investment of Hawaii, Inc. and subsidiaries as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for investments in fiscal year 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.



                                                           KPMG Peat Marwick LLP



Honolulu, Hawaii
October 23, 1995

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                             July 31, 1995 and 1994


                        ASSETS                                      1995          1994
                                                                -----------    ----------
Cash and cash equivalents                                       $ 1,287,636     1,146,248

Marketable equity securities (notes 1 and 3)                        111,046        49,310

Receivables:
  Trade accounts and notes, less allowance for doubtful
    receivables of $31,860 and $58,544 in 1995 and 1994,
    respectively                                                  1,065,991       762,765
  Long-term receivables (including installments due within
    one year of $360,472 in 1995 and $1,647,729 in 1994)
    (notes 4 and 7)                                               1,656,314     1,663,685
                                                                -----------    ----------
          Total receivables                                       2,722,305     2,426,450
                                                                -----------    ----------
Inventories                                                          53,113        56,636
Developed real estate, less accumulated depreciation of
  $186,345 in 1995 and $176,259 in 1994 (notes 5 and 7)           1,465,832        97,584
Undeveloped land held for sale (note 6)                             134,474       134,474
Other investments:
  Real estate (note 6)                                            3,691,860     5,331,456
  Securities, at cost (notes 3 and 7)                               808,912       954,953
                                                                -----------    ----------
                                                                  4,500,772     6,286,409
                                                                -----------    ----------
Property and equipment, at cost (note 7):
  Leasehold improvements                                            214,463       209,713
  Furniture and equipment                                         1,886,920     1,800,309
                                                                -----------    ----------
                                                                  2,081,383     2,010,022
Less accumulated depreciation and amortization                   (1,780,476)   (1,477,573)
                                                                -----------    ----------
          Net property and equipment                                300,907       532,449
                                                                -----------    ----------
Deferred charges and other assets:
  Deposit on purchase of developed real estate (note 11)                 --       658,537
  Other                                                              41,668       110,204
                                                                -----------    ----------
                                                                     41,668       768,741
                                                                -----------    ----------
                                                                $10,617,753    11,498,301
                                                                ===========    ==========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                             July 31, 1995 and 1994


           LIABILITIES AND STOCKHOLDERS' EQUITY                     1995         1994
                                                                -----------   -----------
Indebtedness (note 7):
  Mortgage notes                                                $ 1,874,247     1,200,000
  Other notes, secured                                            2,670,016     3,416,384
  Debentures                                                      2,108,245     2,221,895
  Other notes, unsecured                                            499,605       507,253
                                                                -----------   -----------
          Total indebtedness                                      7,152,113     7,345,532
                                                                -----------   -----------
Accounts payable, trade                                             429,433       371,619

Accrued expenses:
  Interest                                                           57,854        71,081
  Taxes other than income                                            17,108        17,956
  Other                                                             532,929       662,678
                                                                -----------   -----------
          Total accrued expenses                                    607,891       751,715
                                                                -----------   -----------
Other payables:
  Loans under participation agreements (note 6):
    Related parties                                               1,090,200     1,200,000
    Other                                                           472,420       250,000
  Covenants not-to-compete (note 2)                                      --        30,000
  Other (notes 6 and 9)                                             740,839       682,033
                                                                -----------   -----------
          Total other payables                                    2,303,459     2,162,033
                                                                -----------   -----------
Commitments and contingent liabilities (notes 6, 10 and 11)

Stockholders' equity:
  Common stock without par value.  Authorized 2,531,765
    shares; issued 1,723,765 shares at stated value of $1         1,723,765     1,723,765
  Additional paid-in capital                                        469,321       469,321
  Retained earnings                                               1,923,877     2,731,803
                                                                -----------   -----------
                                                                  4,116,963     4,924,889
  Cost of 691,082 common shares in treasury                      (4,057,487)   (4,057,487)
  Unrealized gain on marketable equity securities                    65,381            --
                                                                -----------   -----------
          Net stockholders' equity                                  124,857       867,402
                                                                -----------   -----------
                                                                $10,617,753   $11,498,301
                                                                ===========   ===========

See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                             and Retained Earnings

                    Years ended July 31, 1995, 1994 and 1993


                                                                   1995          1994            1993
                                                                ----------     ----------     ----------
Revenues:
  Real estate sales                                             $       --             --        137,000
  Net product sales                                              4,965,794      5,410,698      5,004,119
  Income from investments                                        1,867,281      1,310,432      1,461,822
  Other                                                            737,879        815,119        789,703
                                                                ----------     ----------     ----------
                                                                 7,570,954      7,536,249      7,392,644
                                                                ----------     ----------     ----------
Costs and expenses:
  Cost of real estate sales                                             --             --         38,614
  Cost of products sales                                         3,185,615      3,485,855      3,110,420
  Other direct operating expenses (note 10)                      1,998,299      2,141,105      2,262,939
  General and administrative expenses
    (notes 9 and 10)                                             2,165,530      2,635,303      2,651,456
  Interest                                                       1,029,436        677,098        553,196
                                                                ----------     ----------     ----------
                                                                 8,378,880      8,939,361      8,616,625
                                                                ----------     ----------     ----------
          Loss from continuing operations
            before income taxes                                   (807,926)    (1,403,112)    (1,223,981)

Credit (provision) for income taxes (note 8)                            --        (20,341)       226,600
                                                                ----------     ----------     ----------
          Loss from continuing operations
            before discontinued operations                        (807,926)    (1,423,453)      (997,381)
                                                                ----------     ----------     ----------

Discontinued operations - loss from
  discontinued operations, less applicable
  credit for income taxes (note 15)                                     --             --        (23,398)
                                                                ----------     ----------     ----------
          Net loss                                                (807,926)    (1,423,453)    (1,020,779)
Retained earnings at beginning of year                           2,731,803      4,155,256      5,176,035
                                                                ----------     ----------     ----------
Retained earnings at end of year                                $1,923,877      2,731,803      4,155,256
                                                                ==========     ==========     ==========


(Continued)

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                        and Retained Earnings, Continued


                                                                    1995          1994          1993
                                                                 ----------    ----------    ----------
Loss per common share (note 13):
  Continuing operations                                           $    (.78)        (1.38)         (.97)
  Discontinued operations                                               --            --           (.02)
                                                                  ---------     ---------     ---------
          Net loss per common share                               $    (.78)        (1.38)         (.99)
                                                                  =========     =========     =========
Weighted average number of common
  shares outstanding during the period                            1,032,683     1,032,683     1,032,683
                                                                  =========     =========     =========

See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended July 31, 1995, 1994 and 1993



                                                  1995           1994           1993
                                              -----------     ----------     ----------
Cash flows from operating activities:
  Cash received from customers                $ 5,751,175      6,284,269      5,856,944
  Cash paid to suppliers/employees             (6,967,784)    (7,425,711)    (7,795,190)
  Capital expenditures - real estate              (29,251)       (10,310)        (9,095)
  Collections on long-term receivables
    arising from real estate sales                  3,681         16,744          7,727
  Purchase of investments in real estate
    (note 6)                                   (6,372,767)    (9,366,513)    (8,017,993)
  Collections from investments in real
    estate (note 6)                             8,012,363      7,472,238      6,387,445
  Proceeds from real estates sales (net of
    selling expenses)                                  --             --        121,259
  Income tax refunds received                          --        378,327        776,138
  Dividends received                               10,536          4,934         21,055
  Interest received                             1,220,452      1,097,533      1,235,490
  Interest paid                                (1,042,663)      (669,090)      (535,706)
  Partnership loss                                     --             --        (17,045)
                                              -----------     ----------     ----------
          Net cash provided by (used in)
           operating activities                   585,742     (2,217,579)    (1,968,971)
                                              -----------     ----------     ----------
Cash flows from investing activities:
  Proceeds from partnership capital
    distributions                                      --             --         66,198
  Purchases of marketable securities                   --        (16,926)      (267,150)
  Purchases of other investments                  (63,618)      (137,080)       (14,962)
  Proceeds from sale of marketable
    securities                                    401,704         44,711         575,514
  Proceeds from sale of other investments         100,647         12,367         186,184
  Loans made                                           --     (2,168,053)     (5,900,935)
  Collections on long-term receivables              3,690      3,200,306       6,915,926
  Capital expenditures                            (75,978)       (77,723)       (148,310)
  Proceeds from sales of fixed assets                  --             --          14,175
                                              -----------     ----------      ----------
          Net cash provided by investing
            activities                            366,445        857,602       1,426,640
                                              -----------     ----------      ----------

                                  (Continued)

                       CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued



                                                                   1995             1994            1993
                                                               -----------       ----------      ----------
Cash flows from financing activities:
  Proceeds from indebtedness                                   $   432,837        4,169,674         831,744
  Payments on indebtedness                                      (1,326,256)      (4,095,229)       (854,248)
  Payments on covenants not-to-compete                             (30,000)        (120,881)       (144,395)
  Proceeds received under loan participation
    agreements (note 6)                                            700,000        1,450,000              --
  Payments made under loan participation
    agreements (note 6)                                           (587,380)              --              --
                                                               -----------       ----------      ----------
          Net cash provided by (used in)
            financing activities                                  (810,799)       1,403,564        (166,899)
                                                               -----------       ----------      ----------
          Net increase (decrease) in cash                          141,388           43,587        (709,230)
  Cash and cash equivalents at beginning of
    year                                                         1,146,248        1,102,661       1,811,891
                                                               -----------       ----------      ----------
  Cash and cash equivalents at end of year                     $ 1,287,636        1,146,248       1,102,661
                                                               ===========       ==========      ==========
Reconciliation of net loss to cash used in
  operating activities:
    Net loss                                                   $  (807,926)      (1,423,453)     (1,020,779)
                                                               -----------       ----------      ----------
    Adjustments to reconcile net loss to cash
      used in operating activities:
        Carrying value of real estate sold                              --               --          22,873
        Capital expenditures - real estate                         (29,251)         (10,310)         (9,095)
        Depreciation and amortization                              323,700          642,851         902,935
        Gain on sale of marketable securities                     (236,323)         (15,050)       (116,989)
        Loss (gain) on sale of other
          investments                                              (52,724)           5,897        (112,536)
        Decline in market value of securities
          deemed to be other than temporary                             --               --          21,900
        Loss on sale of property and
          equipment                                                     --            1,720           3,645
        Deferred income taxes                                           --               --          97,300
        Change in assets and liabilities:
          Decrease (increase) in inventories                         3,523            3,260         (13,910)
          Increase in trade accounts and notes
            receivable                                            (303,226)         (17,396)        (14,037)
          Decrease in long-term receivables
            arising from real estate sales                           3,681           16,744           7,727
          Decrease (increase) in investment in
            real estate                                          1,639,596       (1,894,275)     (1,630,548)
          Decrease (increase) in deferred
            charges and other assets                                71,896           (7,359)         (5,952)

                                  (Continued)

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows, Continued

                                          1995          1994          1993
                                       ----------    ----------    ----------
Change in assets and liabilities,
  continued:
    Decrease in cash surrender value
      of life insurance                $       --         3,826        19,317
    Increase (decrease) in accounts
      payable, trade                       57,814      (156,449)     (256,402)
    Changes in income taxes receivable
      and payable                              --       398,668       438,738
    (Decrease) increase in accrued
      expenses and other payables         (85,018)      233,747      (303,158)
                                       ----------    ----------    ----------
          Total adjustments             1,393,668      (794,126)     (948,192)
                                       ----------    ----------    ----------
          Net cash provided by
            (used in) operating
            activities                 $  585,742    (2,217,579)   (1,968,971)
                                       ==========    ==========    ==========

Supplemental schedule of noncash operating, investing and financing activities:

(1) A capital lease obligation of $18,937 was incurred in fiscal year 1993 when the Company entered into a lease for new equipment.

(2) In fiscal year 1992, the Company entered into an agreement to acquire land and a warehouse for $1,350,000 (see note 11). The Company assumed the existing mortgage loan with an original balance of $700,000 and applied $650,000 of the existing deposit towards the purchase of the property.

(3) Under SFAS No. 115, unrealized holding gains and losses of marketable securities that are classified as available-for-sale are reported as a separate component of stockholder's equity until realized. Unrealized holding gains amounted to $65,381 in 1995.

(4) In fiscal year 1995, $161,736 of other investment securities transferred to marketable equity securities.

See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1995 and 1994

 (1)     SUMMARY OF ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of Capital Investment of Hawaii, Inc. and all of its subsidiaries (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated from the consolidated financial statements.

         REAL ESTATE ACCOUNTING

                 CARRYING AMOUNTS

         Developed real estate and undeveloped land held for sale are carried at the lower of cost or market value.

                 INCOME RECOGNITION

         Profit is recognized in full from sales of real estate only when a significant down payment has been received, risks of ownership have passed to the buyer, collectibility of the sales price is reasonably assured and other criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 66 are met.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization are computed generally by use of the straight-line method. Depreciation and amortization rates are based upon the estimated useful lives of the assets or, if applicable, the remaining terms of leases, whichever is shorter. In general, the ranges of annual rates of depreciation and amortization applicable to major classifications of property and equipment are as follows:

                       CLASS OF ASSETS            RATE OF DEPRECIATION
                                                  --------------------
                   Leasehold improvements              5% to 20%
                   Furniture and equipment            10% to 33-1/3%




         Maintenance and repairs are charged to income as incurred; expenditures for major renewals and betterments that materially extend the economic lives of property and equipment are capitalized. Gains or losses arising from dispositions of depreciable assets are credited or charged to income.

         Debt expense is being amortized by the straight-line method over the term of the debt.

         CASH EQUIVALENTS

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                             July 31, 1995 and 1994

         equivalents. At July 31, 1995 and 1994, the Company held no instruments that would be considered cash equivalents.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

         SECURITY INVESTMENTS

         For its investments in marketable equity securities, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at July 31, 1995. Under Statement 115, the Company classifies its marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity.
         Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

         Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.
         Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

         Marketable equity securities at July 31, 1994 were valued at the lower of their aggregate cost or market value.

         Other investment securities for which no ready market exists are valued at cost.

         For all security investments, declines in value below cost that are determined to be other than temporary are reflected in operations and the written-down value of the securities is established as the new cost basis for those securities.

         The cost of securities sold is determined on a first-in, first-out basis.

         INVESTMENTS IN REAL ESTATE - ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS

         The Company has originated acquisition, development, and construction loans (ADC loans) with the following characteristics: (1) the borrower has title to but little or no equity in the underlying security and
         (2) the Company participates in the profit on the ultimate sale of the project. For financial reporting purposes, the loans have been presented as real estate investments.

         The Company recognizes the interest and fees the Company is entitled to under ADC loans ratably as profits are earned on the sale of individual units in the underlying real estate projects.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                             July 31, 1995 and 1994

         INTANGIBLES

         The costs of the covenants not-to-compete were being amortized on a straight-line basis over the term of the related covenants which range from three to four years (see note 2).

(2)      ACQUISITIONS OF BAKERY OPERATIONS

         On August 10, 1990, the Company entered into an agreement to purchase substantially all of the assets and assume certain liabilities of Bakery Europa, Inc., a Hawaii corporation engaged in the business of producing and wholesaling bakery goods in the state of Hawaii. Further, the Company entered into a second agreement on May 23, 1991, to purchase certain assets of Old Vienna Bake Shop, Inc., a Hawaii corporation also engaged in the business of producing and wholesaling of bakery goods.

         In addition to the purchase consideration paid for the aforementioned acquisitions, the Company entered into not-to-compete agreements. As of July 31, 1995, the Company paid all amounts due under the not-to-compete agreements.

         The excess of purchase price over the fair value of the net assets acquired in the acquisitions was recorded as goodwill. Due to the continuing losses of the bakery (see note 14) the remaining balance of goodwill amounting to $215,220 was amortized in the fourth quarter of fiscal year 1993.

(3)      SECURITY INVESTMENTS

         For fiscal year 1995, the Company's investments in marketable equity securities have been classified as available-for-sale and are recorded at fair value. Net unrealized holding gains have been reported as a separate component of stockholders' equity.

         At July 31, 1995 and 1994, the aggregate cost and aggregate fair value of marketable equity securities were as follows:

                                            1995         1994
                                          --------      ------
         Aggregate cost                   $ 45,665      49,310
                                          ========      ======
         Aggregate fair value             $111,046      67,499
                                          ========      ======


         Gross unrealized gains (losses) on the portfolio of marketable equity securities at July 31, 1995, 1994 and 1993 and net realized gains (losses) for the years then ended pertaining to all security investments were as follows:



                                                 UNREALIZED              NET
                                         ---------------------------  REALIZED
         1995:                            GAINS   LOSSES   NET GAINS    GAINS
                                         -------  ------   ---------  --------
         Marketable equity securities    $68,872   3,491     65,381    236,323
                                         =======   =====     ======
         Other security investments                                     52,724
                                                                      --------
                                                                      $289,047
                                                                      ========

                        CAPITAL INVESTMENT OF HAWAII, INC.
                                 AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



                                                                         NET
                                                 UNREALIZED           REALIZED
                                         ---------------------------   GAINS
    1994:                                 GAINS   LOSSES   NET GAINS  (LOSSES)
                                         -------  -------  ---------  --------


         Marketable equity securities    $29,240  $11,051   $18,189   $ 15,050
                                         =======  =======   =======
         Other security investments                                     (5,897)
                                                                      --------
                                                                      $  9,153
                                                                      ========

    1993:
          Marketable equity securities   $26,560  $6,390    $20,170   $116,989
                                         =======  ======    =======
          Other security investments                                    90,636
                                                                      --------
                                                                      $207,625
                                                                      ========

         Net realized gains from the sale of securities amounted to $289,047, $9,153, and $207,625 in fiscal years 1995, 1994 and 1993, respectively. Losses from write-downs in the carrying amounts of other security investments as a result of declines in estimated fair values determined to be other than temporary amounted to $21,900 in fiscal year 1993, and are included in the aforementioned realized gains (losses).

(4)      LONG-TERM RECEIVABLES

         The maturities of long-term receivables over the next five fiscal years ending on July 31 are shown in the following summary:


                  1996                            $  360,472
                  1997                               420,126
                  1998                                 4,859
                  1999                               870,857
                                                  ----------
                                                  $1,656,314
                                                  ==========


         The long-term receivables have a weighted average interest rate of 10%. At June 30, 1995, substantially all long-term receivables were secured by real estate.

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

           Notes to Consolidated Financial Statements, Continued

(5)      DEVELOPED REAL ESTATE

         The components of developed real estate at July 31, 1995 and 1994 were as follows:


                                                         1995         1994
                                                      ----------   ---------
Held for sale, at cost:
  Condominium apartment units, a portion of
    which includes undivided interest in land         $  302,154   $273,820
  Commercial property (see note 11)                    1,350,000         --
  Other                                                       23         23
                                                      ----------   --------
                                                       1,652,177    273,843
Less accumulated depreciation                            186,345    176,259
                                                      ----------   --------
                                                      $1,465,832   $ 97,584
                                                      ==========   ========


(6)      REAL ESTATE INVESTMENTS

         UNDEVELOPED LAND

         Undeveloped land held for sale as of July 31, 1995 was comprised of approximately 39 acres in Makaha Valley on the island of Oahu, state of Hawaii.

         OTHER REAL ESTATE INVESTMENTS

         The Company has extended various acquisition, development and construction loan commitments (ADC loans) to corporate real estate ventures to finance residential real estate projects in Las Vegas, Nevada. These financing arrangements are being accounted for as in-substance investments in real estate, whereby the interest and fees the Company is entitled to will be recognized ratably as profits are earned on the sale of units in the underlying real estate projects. Each loan commitment has restrictive loan covenants which limit the maximum amount of loan proceeds available for site acquisition and development and building construction.

         At July 31, 1995 and 1994, all ADC loans were made to corporate real estate ventures which are owned by an individual who, together with his spouse, have personally guaranteed payment of the ADC loans.

         The following paragraphs summarize the ADC loan arrangements and present summary financial information for the corporate real estate ventures.

         TBW, INC.

         On April 29, 1993, the Company extended a $5,205,025 acquisition, development and construction loan commitment to TBW, Inc. to finance a residential real estate project in Clark County, Nevada. At July 31, 1994, the Company's aggregate investment in the real estate project amounted to $529,470 which includes $38,900 of capitalized interest. Restrictive loan covenants limit the maximum amount of loan proceeds available to $2,200,000. During the year ended July 31, 1995, the real estate project was completed with all loan advances being fully repaid.

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


         Condensed financial information of TBW, Inc. is as follows:

                                BALANCE SHEET
                                JULY 31, 1994

                                    ASSETS


     Cash                                               $   92,906
     Prepaid fees and deposits                                 400
     Construction                                        1,104,304
                                                        ----------
                                                        $1,197,610
                                                        ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

     Trade accounts payable                             $   69,192
     Customers' deposits                                    33,685
     Due to related party                                  258,541
     Due to Capital Investment of Hawaii, Inc.             490,570
                                                        ----------
                                                           851,988
     Stockholder's equity:
        Capital stock                                        5,000
        Retained earnings                                  340,622
                                                        ----------
                                                        $1,197,610
                                                        ==========

                               INCOME STATEMENT
                           YEAR ENDED JULY 31, 1994

     Sales revenue                                      $6,376,554
     Cost of sales                                       6,017,176
                                                        ----------
        Gross profit                                       359,378
     Other expenses                                        (18,756)
                                                        ----------
        Net income                                      $  340,622
                                                        ==========



      MVL, INC.

      On November 12, 1993, the Company extended a $6,101,056 acquisition, development and construction loan commitment to MVL, Inc. to finance a residential real estate project in Clark County, Nevada. At July 31, 1995 and 1994, the Company's aggregate investment in the real estate project amounted to $1,516,732 and $1,072,839, respectively, including $65,000 and

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


      $43,400, respectively, of capitalized interest, with an outstanding unfunded commitment totaling $557,200 and $4,048,600, respectively. Restrictive loan covenants limit the maximum amount of the loan proceeds available during various phases of the project.

      Condensed financial information of MVL, Inc. is as follows:

                                BALANCE SHEETS
                            JULY 31, 1995 AND 1994

                                    ASSETS

                                                   1995            1994
                                                ----------       ---------
Cash                                            $  196,245         158,781
Prepaid fees and deposits                          214,487         200,522
Land                                             2,298,994       3,638,810
Construction work in progress                    1,226,994       1,023,935
                                                ----------       ---------
                                                $3,936,720       5,022,048
                                                ==========       =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Trade accounts payable                          $  593,254         526,890
Customers deposits                                 168,362         144,946
Related party note payable                         588,205         742,182
Note and interest payable                          763,851       2,542,030
Due to Capital Investment of Hawaii, Inc.        1,451,732       1,029,439
                                                ----------       ---------
                Total liabilities                3,565,404       4,985,487
                                                ----------       ---------
Capital stock                                        5,000           5,000
Retained earnings                                  366,316          31,561
                                                ----------       ---------
                Total stockholder's equity         371,316          36,561
                                                ----------       ---------
                                                $3,936,720       5,022,048
                                                ==========       =========

                              INCOME STATEMENTS
                      YEARS ENDED JULY 31, 1995 AND 1994

                                                   1995             1994
                                               ------------      ----------
Sales revenue                                  $ 11,161,649       3,621,084
Cost of sales                                   (10,815,642)     (3,576,678)
                                               ------------      ----------
                Gross profit                        346,007          44,406
Other expenses                                      (11,252)        (12,845)
                                               ------------      ----------
                Net income                     $    334,755          31,561
                                               ============      ==========


      In October 1995, the Company has agreed to provide additional funding to construct up to 58 single-family residences of the MVL, Inc. Project. The additional construction costs are anticipated to be approximately $2,800,000.

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

      QCL, INC.

      On March 9, 1994, the Company extended a $2,900,000 acquisition, development and construction loan commitment to QCL, Inc. to finance a residential real estate project in Clark County, Nevada. At July 31, 1995 and 1994, the Company's aggregate investment in the real estate project amounted to $662,300 and $1,909,647, respectively, including $47,000 and $59,800, respectively, in capitalized interest, with an outstanding unfunded commitment totaling nil and $1,050,200, respectively. Restrictive loan covenants limit the maximum amount of the loan proceeds available to $1,900,000.

      Condensed financial information of QCL, Inc. is as follows:



                                BALANCE SHEETS
                            JULY 31, 1995 AND 1994

                                    ASSETS


                                                       1995          1994
                                                    ----------     ---------
Cash                                                $   27,604        29,102
Prepaid fees and deposits                               90,827       308,781
Related party note receivable                          203,417            --
Land                                                   946,843     2,184,130
Construction work in progress                          923,023     1,008,879
                                                    ----------     ---------
                                                    $2,191,714     3,530,892
                                                    ==========     =========

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Trade accounts payable                              $  385,184       426,827
Customer deposits                                       58,626        81,205
Related party note payable                                  --       252,879
Note and interest payable                              797,257       921,491
Due to Capital Investment of Hawaii, Inc.              615,300     1,849,847
                                                    ----------     ---------
    Total liabilities                                1,856,367     3,532,249
                                                    ----------     ---------
Capital stock                                            5,000         5,000
Retained earnings (deficit)                            330,347        (6,357)
                                                    ----------     ---------
    Total stockholder's equity (deficiency)            335,347        (1,357)
                                                    ----------     ---------
                                                    $2,191,714     3,530,892
                                                    ==========     =========

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued



                              INCOME STATEMENTS
                      YEAR ENDED JULY 31, 1995 AND 1994

                                                       1995          1994
                                                   -----------     ---------
Sales Revenue                                      $ 10,535,939           --
Cost of sales                                       (10,205,426)          --
                                                   ------------    ---------
    Gross profit                                        330,513           --
Other expenses                                            6,191       (6,357)
                                                   ------------    ---------
    Net income (loss)                              $    336,704       (6,357)
                                                   ============    =========

LSR, INC.

On July 8, 1994, the Company extended a $15,288,287 acquisition, development and construction loan commitment to LSR, Inc. to finance a residential real estate project in Clark County, Nevada. On March 2, 1995, the loan was modified, which reduced the loan commitment to $8,187,879. At July 31, 1995 and 1994, the Company's aggregate investment in the real estate project amounted to $1,512,828 and $1,819,500, respectively, including $5,500 and $19,500, respectively, in capitalized interest, with an outsanding unfunded commitment totaling $4,810,800 and $13,488,300, respectively. At July 31, 1995 and 1994, restrictive loan covenants limit the maximum amount of loan proceeds available to $1,800,000 and $2,400,000, respectively.

Condensed financial information of LSR, Inc. is as follows:

                                BALANCE SHEETS
                            JULY 31, 1995 AND 1994


                                    ASSETS

                                                       1995          1994
                                                    ----------     ---------
Cash                                                $  104,630            --
Prepaid fees and deposits                              305,546            --
Land                                                 2,602,340     2,039,142
Construction work in progress                        1,349,314            --
                                                    ----------     ---------
                                                    $4,361,830     2,039,142
                                                    ==========     =========

\                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


                     LIABILITIES AND STOCKHOLDER'S EQUITY


                                                       1995          1994
                                                    ----------     ---------
Trade accounts payable                              $  475,487            --
Customers' deposits                                     16,580            --
Related party note payable                             447,302       239,150
Note and interest payable                            1,893,099            --
Due to Capital Investment of Hawaii, Inc.*           1,507,328     1,800,000
                                                    ----------     ---------
          Total liabilities                          4,339,796     2,039,150
Retained earnings                                       22,034            (8)
                                                    ----------     ---------
          Total stockholder's equity                    22,034            (8)
                                                    ----------     ---------
                                                    $4,361,830     2,039,142
                                                    ==========     =========

                              INCOME STATEMENTS
                      YEAR ENDED JULY 31, 1995 AND 1994


                                                      1995           1994
                                                   -----------     ---------
Sales revenue                                      $ 1,621,475            --
Cost and sales                                      (1,582,384)           --
                                                   -----------     ---------
          Gross profit                                  39,091            --
Other expense                                          (17,049)           (8)
                                                   -----------     ---------
          Net income                               $    22,042            (8)
                                                   ===========     =========


     * The Company has entered into loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to LSR, Inc. Participants share of the loan commitment amounted to $1,562,620 and $1,450,000 at July 31, 1995 and 1994. Certain participants are related parties which, in the aggregate, have a 72% and 67% interest, respectively, in the loan commitment.

         The loan participation agreements further provide that the Company, from time to time, may repurchase from the participants, their participating interests, in whole or in part, for an amount equal to the principal amount of the participating interests. Generally accepted accounting principles require that these participation agreements be accounted for as financing arrangements rather than as sales due to the Company's option to repurchase the participating interests. Accordingly, the participants loans amounting to $1,562,620 and $1,450,000, respectively, have been presented as "Other investments in real estate" and as

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


         "Loans under participation agreements" in the accompanying consolidated balance sheets as of July 31, 1995 and 1994. Loans under these participation agreements earn interest at the rate of 15% and participants share pro-rata with the Company as to all payments, collections and recoveries. Payments on the loans are received from the proceeds from the sales of the residential units.

         The following summarizes the Company's other investments in real estate and related deferred income which is presented as "other payables" in the accompanying consolidated balance sheets.

         As of July 31, 1995:

                            CAPITALIZED                 DEFERRED
 PROJECT       ADVANCES      INTEREST       TOTAL        INCOME
---------     ----------     --------     ---------      -------
MVL, Inc.     $1,451,732       65,000     1,516,732      237,000
QCL, Inc.        615,300       47,000       662,300      153,000
LSR, Inc.      1,507,328        5,500     1,512,828      105,000
              ----------      -------     ---------      -------
              $3,574,360      117,500     3,691,860      495,000
              ==========      =======     =========      =======

         As of July 31, 1994:

                           CAPITALIZED                  DEFERRED
 PROJECT       ADVANCES     INTEREST        TOTAL        INCOME
---------     ----------    --------      ---------     --------
TBW, Inc.     $  490,570      38,900        529,470       69,686
MVL, Inc.      1,029,439      43,400      1,072,839      155,800
QCL, Inc.      1,849,847      59,800      1,909,647      121,490
LSR, Inc.      1,800,000      19,500      1,819,500       26,500
              ----------     -------      ---------      -------
              $5,169,856     161,600      5,331,456      373,476
              ==========     =======      =========      =======

(7)      INDEBTEDNESS

         Indebtedness at July 31, 1995 and 1994 is summarized as follows:

                                                              1995              1994
                                                            ---------         ---------
Mortgage notes:
  9-1/2%, payable to individuals in monthly
    installments of interest only, due on demand            $  200,000          200,000
  9-1/2%, payable to a corporation in monthly
    installments of interest only, due November 30, 1995     1,000,000        1,000,000
  9-1/2%, payable to a financial institution in monthly
    installments of $6,125 including interest, due
    July 1, 2001                                               674,247               --
                                                            ----------        ---------
                                                             1,874,247        1,200,000
                                                            ----------        ---------

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES


            Notes to Consolidated Financial Statements, Continued


                                                   1995            1994
                                                ----------      ----------
Other notes, secured:
  Interest at index rate (9.25% at July 31,
    1995) plus 1.5%, payable to a financial
    institution in monthly installments of
    $762 including interest, due February 2,
    1997                                        $    9,289          17,046
  Interest at prime (8.75% at July 31, 1995)
    plus 1.5%, payable to a financial
    institution in monthly installments of
    principal of $18,225, plus interest, due
    November 1, 1995, but payable on demand
    as subsidiary is in violation of certain
    financial covenants in loan agreement          473,850         692,550
  10%, payable to a financial institution in
    monthly installments of $14,539 including
    interest, due June 1, 1997                   1,448,585       1,476,653
  Interest at prime (8.75% at July 31, 1995)
    plus 1%, payable to a financial institution
    in monthly installments of interest only,
    due November 1, 1995                           100,000          50,000
  Interest at prime (8.75% at July 31, 1995)
    plus 1.5%, payable to a financial
    institution in monthly installments of
    $1,706 including interest, due through
    July 23, 1997                                   29,371          47,204
  10%, payable to a financial institution in
    monthly installments of $7,161 including
    interest, paid in full                              --         484,931
  11%, payable to a financial institution in
    monthly installments of $2,477 including
    interest, due on demand                        258,921         260,000
  11%, payable to a financial institution in
    monthly installments of $3,208 including
    interest, paid in full on August 1, 1995       350,000         350,000
  8.5%, payable to a financial institution in
    monthly installments of $6,491 including
    interest, paid in full                              --          38,000
                                                ----------      ----------
                                                 2,670,016       3,416,384
                                                ----------      ----------
Debentures - at stated rates (7% to 9.5%),
  payable to individuals in quarterly
  installments of interest only, all of which
  have matured and are payable on demand;
  amount authorized by indenture, $19,000,000    2,108,245       2,221,895
                                                ----------      ----------

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                                                   1995            1994
                                                ----------      ----------
Other notes, unsecured:
  Interest at stated rates (6% to 9.5%), term
    notes payable to individuals in quarterly
    installments of interest only, due two
    years from date of issuance                 $  269,605         236,768
  Interest at stated rates (7.5% to 12%),
    payable to individuals in quarterly
    installments of interest only, payable
    on demand except $75,000 due February
    14, 1996 (of which $105,000 and $130,000
    at July 31, 1995 and 1994, respectively,
    due to related parties)                        230,000         255,000
  7%, payable to a corporation in monthly
    installments of $3,000 plus interest,
    paid in full                                        --          15,485
                                                ----------      ----------
                                                   499,605         507,253
                                                ----------      ----------
                                                $7,152,113       7,345,532
                                                ==========      ==========

         The Company has a $300,000 line of credit allocated between working capital of $100,000 and equipment purchases of $200,000 with a bank. As of July 31, 1995, the outstanding drawings amounted to $100,000 and $29,371 on the working capital and equipment purchase line of credit, respectively. The line of credit expires on November 1, 1995.

         Maturities of indebtedness over the next five fiscal years ending on July 31 are shown in the following summary:

                        1996                            $5,025,642
                        1997                             1,472,942
                        1998                                11,925
                        1999                                13,108
                        2000                                14,409
                        Thereafter                         614,087
                                                        ----------
                                                        $7,152,113
                                                        ==========


         The carrying amounts of assets pledged as collateral for indebtedness as of July 31, 1995 were as follows:

                Notes receivable                        $1,637,562
                Developed real estate                    1,452,450
                Property and equipment                      10,743
                Investment in other securities             500,380
                                                        ==========

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

         In addition, the rights and interests in insurance policies, income or profits, and other contracts and agreements of Latipac Fine Foods, Inc., a wholly owned subsidiary of the Company, were pledged as collateral for indebtedness as of July 31, 1995.

(8)      INCOME TAXES

         The components of the provision (credit) for income taxes are as follows:



                                    CURRENT       DEFERRED        TOTAL
                                   ---------      ---------     ---------
          1994:
               Federal             $  20,575             --        20,575
               State                    (186)            --          (186)
               Foreign                   (48)            --           (48)
                                   ---------      ---------     ---------
                                   $  20,341             --        20,341
                                   =========      =========     =========
          1993:
               Federal             $(383,100)        81,700      (301,400)
               State                  59,200         15,600        74,800
                                   ---------      ---------     ---------
                                   $(323,900)        97,300      (226,600)
                                   =========      =========     =========


         Deferred income tax expense for fiscal year 1993 results from timing differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these timing differences are as follows:



Partnership income for financial statement purposes greater
  than for tax purposes                                         $ 10,334
Excess of tax over financial statement amortization              (99,639)
Additional costs inventoried for tax purposes pursuant
  to the Tax Reform Act of 1986                                   21,829
Depreciation for tax purposes greater than for financial
  statement purposes                                               4,926
Excess of tax over financial statement recognition of real
  estate investment fees and interest (note 6)                   163,936
Other, net                                                        (4,086)
                                                                --------
                                                                $ 97,300
                                                                ========

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

         The provision (credit) for income taxes applicable to loss from continuing operations before income taxes for fiscal years 1995, 1994 and 1993 differ from the "expected credit for income taxes" for those years (computed by applying the U. S. federal income tax rate of 34% to loss from continuing operations before income taxes) as follows:

                                               1995        1994       1993
                                             ---------   ---------  ---------
Computed "expected" tax credit               $(274,695)  $(477,058) $(416,154)
State income tax, net of federal tax
  effect                                            --          --      1,518
Net operating losses for which no
  deferred income tax benefit has been
  recognized                                   255,602     448,157     39,724
Dividends received deduction                    (2,508)     (1,174)    (4,811)
Over accrual of prior years' income tax
  benefit                                           --      20,341     61,300
Amortization of goodwill                            --          --     75,146
Officers' life insurance                        17,794      24,495     12,658
Other, net                                       3,807       5,580      4,019
                                             ---------   ---------  ---------
                                             $      --   $  20,341  $(226,600)
                                             =========   =========  =========


         In February 1992, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 109 (Statement 109), "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

         Effective August 1, 1993, the Company adopted Statement 109. There was no cumulative effect of a change in accounting method as of August 1, 1993 and prior fiscal years were not restated.

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1995 and 1994 are presented below.

                                                         1995        1994
                                                     -----------  ---------
         Deferred tax assets:
           Deferred compensation agreement           $    79,700  $ 102,700
           Other investment securities, permanent
             decline in market value                      83,100    150,800
           Deferred income on other real estate
             investment                                  188,100    149,400
           Net tax operating loss carryforwards          749,800    496,600
           Other                                         102,600     81,200
                                                     -----------  ---------
                  Total gross deferred tax assets      1,203,300    980,700

         Less valuation allowance                     (1,157,400)  (914,700)
                                                     -----------  ---------
                  Net deferred tax assets            $    45,900  $  66,000
                                                     ===========  =========
         Deferred tax liabilities:
           Capitalized interest on other real
             estate investments                      $    44,700  $  64,700
           Other                                           1,200      1,300
                                                     -----------  ---------
                  Total gross deferred tax
                    liabilities                      $    45,900  $  66,000
                                                     ===========  =========



         The valuation allowance for deferred tax assets as of August 1, 1993 was $387,500, and the net change in the total valuation allowance for the years ended July 31, 1995 and 1994 were increases of $242,700 and $527,200, respectively.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

         As of July 31, 1995, the Company had tax net operating loss carryforwards of $1,800,000 and $2,900,000 for federal and state income tax purposes, respectively, which can be used to offset future taxable income through 2010.

(9)      DEFERRED COMPENSATION

         The Company has a deferred compensation agreement under which the Company is obligated to pay $5,000 each month for 120 consecutive months to the spouse of the late Mr. Chinn Ho, the former chairman of the Executive Committee. The Company commenced monthly payments in accordance with the deferred compensation agreement to Mrs. Chinn Ho in November 1989. The accrued obligation as of July 31, 1995 and 1994 amounted to $209,777 and $256,705, respectively, and is included in the consolidated balance sheet as other payables.

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued



(10)     LEASE COMMITMENTS

         The Company leases various facilities for its office premises, rental agency and its bakery operations. These operating leases provide that the Company pay all taxes, maintenance and insurance applicable to the leased properties.

         Consolidated future minimum payments required under noncancelable operating leases as of July 31, 1995 are summarized as follows:

                     Year ending July 31:
                       1996                           $  501,243
                       1997                              504,995
                       1998                              447,823
                       1999                              286,626
                       2000                              281,747
                       Thereafter                      2,809,487
                                                      ----------
                                                      $4,831,921
                                                      ==========

         Net rent expense for all operating leases was $449,900, $423,000 and $427,200 for the years ended July 31, 1995, 1994 and 1993, respectively.

(11)     COMMITMENT AND CONTINGENT LIABILITIES

         In fiscal year 1992, the Company entered into an agreement to acquire land and a warehouse for $1,350,000. The acquisition was to be consummated as a nonmonetary exchange for tax purposes whereby the Company was to divest its interest in certain Makaha Valley Towers condominium apartments to qualify the exchange under Section 1031 of the Internal Revenue Code. As the transaction was not completed by the date required to qualify as a nonmonetary exchange the Company purchased the property in the current year. The Company assumed the existing mortgage loan of $700,000 at July 31, 1995 and applied $650,000 of the existing deposit towards the purchase of the property. At July 31, 1995, the deposit was presented as "other assets-deposit" in the accompanying consolidated balance sheets.

         Under the provision of various agreements relating to its participation in mortgage notes receivable sold with recourse, the Company is committed to repurchase notes that become delinquent, as specified in the agreements, if requested to do so by the holder of the notes. At July 31, 1995 the outstanding balances of notes receivable sold that were subject to the aforementioned recourse provisions aggregated $306,000. The Company may be subject to similar recourse provisions with respect to additional outstanding balances of notes aggregating approximately $122,000 at July 31, 1995, although management does not believe this was the intent of the parties to the agreements related to the sale of its participation in notes receivable. The mortgage notes referred to above relate to condominium unit sales in 1972 and 1973. Management believes that if the Company is required to repurchase delinquent notes, no losses will be incurred as the proceeds from the sale of real estate securing the notes would be adequate to satisfy the related debt obligations.

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

(12)     FOURTH QUARTER RESULTS (UNAUDITED)

         Fourth quarter results for the year ended July 31, 1995 are as follows:

               Revenues                              $1,914,047
                                                     ==========
               Net loss ($.10 per common share)      $  105,222
                                                     ==========

(13)     LOSS PER COMMON SHARE

         Loss per common share was computed by dividing the applicable loss by the weighted average number of shares of common stock outstanding.

(14)     SEGMENT INFORMATION

         The Company has classified its business activities into significant segments for the years ended July 31, 1995, 1994 and 1993. The Company's operations have been classified into real estate, security and other investing, wholesale bakery and other activities. During 1993, the Company discontinued its aviation fuel activities. Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and investment in undeveloped real estate. Also included in real estate activities are interest income on notes receivable arising from property sales and from loans made to development projects. Security and other investing include gain or loss from security investments, investment income related to the ownership of such investments and income from a partnership. Other activities include the Company's rental agency businesses and other miscellaneous activities. The following is a summary of segment financial information for the years ended July 31, 1995, 1994 and 1993:

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                                   1995            1994            1993
                                ----------      ----------      ----------
Revenues:
  Real estate activities:
    Real estate sales          $        --              --         137,000
    Property rentals                87,741          59,631          59,794
    Income from ADC loan
      arrangements               1,360,568         861,594         788,096
    Interest income                181,077         399,300         355,770
    Other                               --          17,847          50,835
                               -----------      ----------      ----------
          Total real estate
            activities           1,629,386       1,338,372       1,391,495
                               -----------      ----------      ----------
    Security and other
      investing activities:
        Gains from securities      289,047           9,153         207,625
        Partnership loss                --              --         (17,045)
        Dividends and interest      36,589          40,385         115,820
                               -----------      ----------      ----------
          Total security and
            other investing
            activities             325,636          49,538         306,400
                               -----------      ----------      ----------
  Wholesale bakery activities    4,965,794       5,410,698       5,004,683
  Other activities                 650,138         737,641         690,066
                               -----------      ----------      ----------
                               $ 7,570,954       7,536,249       7,392,644
                               ===========      ==========      ==========

Operating loss from continuing
  operations:
    Real estate activities     $ 1,191,284         792,363         818,188
    Security and other
      investing activities         278,666           1,587         233,832
    Wholesale bakery activities   (526,037)       (870,605)     (1,085,742)
    Other activities               (14,817)        107,759          88,890
                               -----------      ----------      ----------
                                   929,096          31,104          55,168
    Interest expense            (1,029,436)       (677,098)       (553,196)
    Corporate expenses            (707,586)       (757,118)       (725,953)
    Credit (provision) for
      income taxes                      --         (20,341)        226,600
                               -----------      ----------      ----------
          Loss from continuing
            operations         $  (807,926)     (1,423,453)       (997,381)
                               ===========      ==========      ==========

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                                   1995            1994            1993
                                -----------     ----------      ----------
Deprecaition and
  amortization:
    Real estate activities      $    18,210         20,732          21,062
    Security and other
      investing activities            1,412          1,893           2,671
    Wholesale bakery
      activities                    270,055        578,130         825,438
    Other acivities                  21,075         24,746          27,785
                                -----------     ----------      ----------
      Total segments                310,752        625,501         876,956
    Corporate                        12,948         17,350          24,479
    Discontinued operation -
      Aviation fuel (note 15)            --             --           1,500
                                -----------     ----------      ----------
                                $   323,700        642,851         902,935
                                ===========     ==========      ==========

Capital expenditures:
  Real estate activities        $ 1,379,251         10,310          28,255
  Wholesale bakery
    activities                       65,896         69,920         116,467
  Other activities                      341          5,597           3,044
  Corporate                           9,741          2,206          28,576
                                -----------     ----------      ----------
                                $ 1,455,229         88,033         176,342
                                ===========     ==========      ==========

Identifiable assets:
  Real estate activities        $ 6,975,918      7,921,148       7,107,022
  Security and other investing
    activities                      922,165      1,007,298         902,977
  Wholesale bakery activities       674,742        945,097       1,666,199
  Other activities                  728,060        405,385         213,535
                                -----------     ----------      ----------
        Total segments            9,300,885     10,278,928       9,889,733
Corporate                         1,316,868      1,219,373       1,551,159
                                -----------     ----------      ----------
                                $10,617,753     11,498,301      11,440,892
                                ===========     ==========      ==========

         Sales between business segments are immaterial and are netted against the sales of the respective segment.

(15)     DISCONTINUED OPERATIONS - AVIATION FUEL SEGMENT

         On April 23, 1993, the board of directors voted to discontinue its operations of Latipac Fuels Corporation and liquidate the assets of Latipac Fuels which purchased and resold aviation fuel primarily in
         Hawaii and California.   Latipac Fuel Corporation's sales for the year
         ended July 31, 1993 were $116,122. There was no gain/loss from the liquidation of the business.

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


         Operating losses before income taxes for the year ended July 31, 1993 amounted to $36,898. Applicable credits for income taxes for the year ended July 31, 1993 amounted to $13,500. As of July 31, 1993, the asset and liabilities of Latipac Fuel Corporation were nil.

(16)     BUSINESS AND CREDIT CONCENTRATIONS

         Substantially all of the Company's business activity is with customers located in the state of Hawaii and Las Vegas, Nevada. The majority of customers of the Company's operating businesses are related to the hospitality industry.

         The Company's business activities in Las Vegas related solely to financing residential real estate development projects. At July 31, 1995 and 1994, the Company had outstanding ADC loans of $3,574,360 and $5,169,856 due from corporate real estate ventures which are owned by an individual developer. Under participation agreements the Company has sold $1,562,620 and $1,450,000 of these loans without recourse as of July 31, 1995 and 1994, respectively (see note 6).

                                Schedule VIII


                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

                Valuation an Qualifying Accounts and Reserves

                   Years ended July 31, 1995, 1994 and 1993


                                                                            COLUMN C                  COLUMN D          COLUMN E
                                                                   -----------------------------     -----------     -------------
                                                                            ADDITIONS
                                                                   -----------------------------
                                                   BALANCE AT      CHARGED TO       CHARGED TO
                                                  BEGINNING OF      COSTS AND     OTHER ACCOUNTS     DEDUCTIONS-       BALANCE AT
           DESCRIPTION                               PERIOD         EXPENSES         DESCRIBE         DESCRIBE       END OF PERIOD
           -----------                            ------------     ----------     --------------     -----------     -------------
Year ended July 31, 1995:
  Allowance for doubtful receivables                $58,544           (3,482)             --            23,202(1)        31,860
                                                    =======          =======          ======           =======           ======
Year ended July 31, 1994:
  Allowance for doubtful receivables                $56,641          126,788              --           124,885(1)        58,544
                                                    =======          =======          ======           =======           ======
Year ended July 31, 1993:
  Allowance for doubtful receivables                $27,355           37,000              --             7,714(1)        56,641
                                                    =======          =======          ======           =======           ======

(1)  Accounts receivable written off.

                                 SCHEDULE XI

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                JULY 31, 1995

                                                              BUILDINGS                                 BUILDINGS
                                                                 AND                                       AND
                                                              IMPROVE-  IMPROVE-   CARRYING              IMPROVE-
        DESCRIPTION               ENCUMBRANCES       LAND      MENTS     MENTS       COST       LAND      MENTS        TOTAL
----------------------------  ------------------  ---------- ---------  --------   --------  ---------  ---------    ---------
Developed real estate - held
  for sale
    Condominium apartments:
      Makaha, Hawaii          None                 $ (2,323)   30,138    13,451                (2,323)     43,589       41,266

      Honolulu, Hawaii        Mortgage payable
                                on one apartment
                                to various indi-
                                viduals              24,578   166,705    69,605                24,578     236,310      260,888

    Commercial/industrial:
      Honolulu, Hawaii          Mortgage payable    743,000   607,000        --               743,000     607,000    1,350,000

Other miscellaneous
  developed real estate
  located in Hawaii             None                     23        --        --                    23          --           23
                                                   --------   -------   -------               -------     -------    ---------
      Total developed
        real estate                                 765,278   803,843    83,056               765,278     886,899    1,652,177(A)

Undeveloped land helf for
  sale -- Makaha, Hawaii        None                 73,290        --    61,184                73,290      61,184      134,474(C)
                                                   --------   -------   -------               -------     -------    ---------
      Grand total                                  $838,568   803,843   144,240               838,568     948,083    1,786,651
                                                   ========   =======   =======               =======     =======    =========


                                                                                        LIFE IN WHICH DEPRECIATION IN
                                   ACCUMULATED          DATE OF                          LATEST INCOME STATEMENT IS
        DESCRIPTION                DEPRECIATION       CONSTRUCTION      DATE ACQUIRED            COMPUTED
----------------------------    -----------------    --------------     -------------   -----------------------------
Developed real estate - held
  for sale
    Condominium apartments:
      Makaha, Hawaii                  7,641           Completed         Various 1973       36 to 40 years for
                                                      February 1971     to 1985            apartments, 5 years for
                                                                                           furnishings

      Honolulu, Hawaii              178,704           Completed         Various 1964       40 years for apartments,
                                                      1964 and 1968     to 1985            5 years for furnishings

    Commercial/industrial:
      Honolulu, Hawaii                   --           1986              July 1995          39 years

Other miscellaneous
  developed real estate
  located in Hawaii                      --           April 1956        July 1953
                                    -------
      Total developed
        real estate                 186,345(B)

Undeveloped land helf for
  sale -- Makaha, Hawaii                 --(D)                          May 1973           Primarily over 20 years
                                    -------
      Grand total                   186,345
                                    =======

                              Schedule XI, Cont.

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

             Real Estate and Accumulated Depreciation, Continued


(1)  Changes during the two years ended July 31, 1995:

                                                   1995            1994
                                                ----------      ---------
        Cost of real estate:
          Balance at beginning of period        $  408,317        398,631
          Additions during period - improve-
            ments to real estate                 1,379,251         10,310
          Deductions during period - cost of
            real estate sold                          (917)          (624)
                                                ----------      ---------
          Balance at end of period              $1,786,651        408,317
                                                ==========      =========
        Accumulated depreciation of
          real estate:
            Balance at beginning of period      $  176,259        164,267
            Additions during the period -
              charged to costs and expenses         11,003         12,616
            Deductions during the period -
              retirements and sales                   (917)          (624)
                                                ----------      ---------
            Balance at end of period            $  186,345        176,259
                                                ==========      =========

(2) Aggregate original cost for federal income tax purposes amounted to $1,862,640 for 1995.

(3)  Presentation on consolidated balance sheet as of July 31, 1995:

                                                             UNDEVELOPED
                                            DEVELOPED         LAND HELD
                                           REAL ESTATE        FOR SALE
                                           -----------       -----------
        Cost                               $1,652,177 (A)    134,474 (C)
          Less accumulated depreciation       186,345 (B)         -- (D)
                                           --------------    -----------
                                           $1,465,832        134,474
                                           ==============    ===========

                                 Schedule XII

                      CAPITAL INVESTMENT OF HAWAII, INC.
                               AND SUBSIDIARIES

                        Mortgage loans on Real Estate

                                July 31, 1995





                COLUMN A                        COLUMN B            COLUMN C               COLUMN D               COLUMN E
-----------------------------------------   -----------------   ------------------   ----------------------   ---------------
                                                                      FINAL                PERIODIC
              DESCRIPTION                     INTEREST RATE        MATURITY DATE          PAYMENT TERMS         PRIOR LINES
-----------------------------------------   -----------------   ------------------   ----------------------   ---------------
First mortgage - payable to a corporation
  on condominium apartments located in                                               Monthly installments
  Honolulu, Hawaii                               9-1/2%         February 28, 1995      of interest only           $    --

First mortgages - payable to individuals
  on condominium apartment located                                                   Monthly installments
  in Honoluly, Hawaii                            9-1/2%         On Demand             of interest only                 --

First mortgages - payable to a financial                                             Monthly installments
  institution on land and warehouse                                                    of $6,125, including
  located in Honolulu, Hawaii                    9-1/2%         July 1, 2001           interest                        --
                                                                                                                  -------
                                                                                                                  $    --
                                                                                                                  =======

                                                   COLUMN F        COLUMN G             COLUMN H
                                                 -----------     -------------   ---------------------
                                                                                 PRINCIPAL AMOUNT OF
                                                    FACE          CARRYING        LOANS SUBJECT TO
                                                  AMOUNT OF       AMOUNT OF      DELINQUENT PRINCIPAL
                DESCRIPTION                       MORTGAGES      MORTGAGE (1)        OR INTEREST
-----------------------------------------        ----------      ------------   ---------------------
First mortgage - payable to a corporation
  on condominium apartments located in
  Honolulu, Hawaii                               1,000,000        1,000,000             --

First mortgages - payable to individuals
  on condominium apartment located
  in Honoluly, Hawaii                              200,000          200,000             --

First mortgages - payable to a financial
  institution on land and warehouse
  located in Honolulu, Hawaii                      700,000          674,247             --
                                                 ---------        ---------             --
                                                 1,900,000        1,874,247             --
                                                 =========        =========             ==

(1)  Changes during the two years ended July 31, 1995 and 1994:


                                            1995              1994
                                         ----------        ---------
Balance at beginning of period           $1,200,000        1,200,000
Additions during the period                 700,000               --
Deductions during the period                (25,753)              --
                                         ----------        ---------
Balance at end of period                 $1,874,247        1,200,000
                                         ==========        =========

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CAPITAL INVESTMENT OF HAWAII, INC.





Date:  October 23,  1995               By           Stuart T. K. Ho
                                         --------------------------------------
                                         Stuart T. K. Ho, Chairman of the Board,
                                                   President and Director





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  October 23,  1995                                                   Dean T. W. Ho
                                                              ------------------------------------------
                                                                Dean T. W. Ho, Vice Chairman, Secretary
                                                                            and Director


Date:  October 23,  1995                                                   Donald M. Wong
                                                              ------------------------------------------
                                                                Donald M. Wong, Senior Vice President,
                                                                  Chief Financial Officer, Treasurer
                                                                            and Director


Date:  October 23, 1995                                                  Harriet H. Matsuo
                                                              ------------------------------------------
                                                              Harriet H. Matsuo, Assistant Secretary and
                                                                        Assistant Treasurer


Date:  October 23,  1995                                                  Greta U. Nakao
                                                              ------------------------------------------
                                                                  Greta U. Nakao, Assistant Secretary
                                                                     and Assistant Treasurer


Date:  October 23,  1995                                                    Pedro P. Ada
                                                              ------------------------------------------
                                                                      Pedro P. Ada, Director

Date:  October 23,  1995                                                     C. B. Sung
                                                              ------------------------------------------
                                                                        C. B. Sung, Director


Date:  October 23,  1995                                                   Stanley W. Hong
                                                              ------------------------------------------
                                                                      Stanley W. Hong, Director