Form 10-Q
period 1995-10-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1995-12-12
CIK 17221

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                             --------------------


For Quarter Ended October 31, 1995

Commission File Number 0-4179
                       ------

                      CAPITAL INVESTMENT OF HAWAII, INC.
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Hawaii                                            99-0065664
----------------------------------         ---------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer Identification No.)
 Incorporation or Organization)

Suite 1700, PRI Tower, 733 Bishop Street
            Honolulu, Hawaii                                  96813
------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (808) 537-3981
                                                    --------------

                                 No Change
  --------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                                -----         -----.

         There were 1,032,683 shares outstanding of common stock, no par value, as of October 31, 1995.

                         PART I - FINANCIAL INFORMATION

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                       October 31, 1995 and July 31, 1995

                                     ASSETS

                                                                  October 31,              July 31,
                                                                     1995                    1995
                                                                  (Unaudited)
                                                                  -----------          ---------------
Cash and cash equivalents                                     $       853,911              1,287,636
Marketable equity securities                                           97,275                111,046
Receivables:
      Trade accounts and notes, less allowance
             for doubtful receivables of $31,860                    1,163,086              1,065,991
      Long-term receivables (including current
             installments of $773,236 at October 31,
             1995 and $360,472 at July 31, 1995)                    1,652,543              1,656,314
                                                              ---------------        ---------------

                              Total receivables                     2,815,629              2,722,305
                                                              ---------------        ---------------

Inventories                                                            79,226                 53,113
Developed real estate, less accumulated depre-
      ciation of $192,725 at October 31, 1995
      and $186,345 at July 31, 1995                                 1,459,451              1,465,832
Undeveloped land held for sale                                        134,474                134,474
Other investments:
      Real estate                                                   3,123,300              3,691,860
      Securities                                                      775,986                808,912
                                                              ---------------        ---------------

                                                                    3,899,286              4,500,772
                                                              ---------------        ---------------
Property and equipment, at cost, less accumulated
      depreciation of $1,885,087 at October 31,
      1995 and $1,780,476 at July 31, 1995                            244,508                300,907
Deferred charges and other assets                                     246,599                 41,668
                                                              ---------------        ---------------

                                                              $     9,830,359             10,617,753
                                                              ===============        ===============





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                       October 31, 1995 and July 31, 1995


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                  October 31,             July 31,
                                                                     1995                   1995
                                                                  (Unaudited)
                                                                  -----------          ---------------
Indebtedness (current installments of $4,538,618
      at October 31,1995 and $5,025,642 at
      July 31, 1995):
             Debentures                                        $    2,108,245              2,108,245
             Mortgage notes                                         1,872,005              1,874,247
             Other notes, secured                                   2,301,022              2,670,016
             Other notes, unsecured                                   407,075                499,605
                                                               --------------        ---------------

                          Total indebtedness                        6,688,347              7,152,113
                                                               --------------        ---------------

Accounts payable, trade                                               727,453                429,433
Accrued expenses                                                      536,867                607,891
Other payables:
      Loans under participation agreement:
             Related parties                                          942,804              1,090,200
             Other                                                    408,548                472,420
      Other                                                           725,838                740,839
                                                               --------------        ---------------

                                                                    2,077,190              2,303,459
                                                               --------------        ---------------

Stockholders' equity (deficiency):
      Common stock without par value.
             Authorized 2,531,765 shares;  issued
                 1,723,765 shares at stated value of
                 $1 per share.  (No shares reserved
                 for conversion, warrants, options
                 or other rights)                                   1,723,765              1,723,765
      Additional paid-in capital                                      469,321                469,321
      Retained earnings                                             1,603,035              1,923,877
                                                               --------------        ---------------

                                                                    3,796,121              4,116,963
      Deduct cost of 691,082 common shares in
             treasury                                              (4,057,487)            (4,057,487)
      Unrealized gain on marketable equity securities                  61,868                 65,381
                                                               --------------        ---------------

                          Net stockholders' equity
                              (deficiency)                           (199,498)               124,857
                                                               ---------------       ---------------

                                                               $    9,830,359             10,617,753
                                                               ==============        ===============


See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                  Three months ended October 31, 1995 and 1994

                                  (Unaudited)


                                                                      1995                      1994
                                                                      ----                      ----
Revenues:
    Net product sales                                            $    1,343,378                1,278,719
    Commission and fees                                                 133,295                  107,661
    Income from investments                                             420,666                  444,635
    Other                                                                38,807                    3,753
                                                                 --------------            -------------

                                                                      1,936,146                1,834,768
                                                                 --------------            -------------
Cost and expenses:
    Cost of product sales                                               831,779                  817,055
    Other direct operating expenses and general
         and administrative expenses                                  1,194,007                1,171,776
    Interest                                                            231,202                  321,742
                                                                 --------------            -------------

                                                                      2,256,988                2,310,573
                                                                 --------------            -------------

                 Net loss                                        $     (320,842)           $    (475,805)
                                                                 ==============            =============

                 Net loss per common share                       $         (.31)                    (.46)
                                                                 ==============                  =======

Dividends per common share                                                 NONE                     NONE
                                                                 --------------            -------------

Weighted average number of common shares
    outstanding during the period                                $    1,032,683                1,032,683
                                                                 ==============            =============




See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                  Three months ended October 31, 1995 and 1994

                                  (Unaudited)


                                                                      1995                   1994
                                                                      ----                   ----
Retained earnings at July 31                                   $    1,923,877              2,731,803
Net loss                                                            (320,842)              (475,805)
                                                               --------------          -------------

Retained earnings at October 31                                $    1,603,035              2,255,998
                                                               ==============          =============





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                  Three months ended October 31, 1995 and 1994

                                  (Unaudited)


                                                                      1995                   1994
                                                                      ----                   ----
Net cash provided by (used in) operating activities            $      166,310               (846,528)
                                                               --------------          -------------

Cash flows from investing activities:
      Purchase of securities and other investments                          -                (29,600)
      Proceeds from sales of securities                                92,395                      -
      Capital expenditures                                            (17,396)                (6,271)
                                                               --------------          -------------

Net cash provided by (used in) investing activities                    74,999                (35,871)
                                                               --------------          -------------

Cash flows from financing activities:
      Proceeds from long-term debt                                     40,665                 31,799
      Principal payments on indebtedness                             (504,431)              (712,952)
      Payments on covenants not-to-compete                                  -                (30,000)
      Proceeds received under loan participa-
           tion agreements                                                  -                700,000
      Payments made under loan participation
           agreements                                                (211,268)                     -
                                                               --------------          -------------

Net cash used in financing activities                                (675,034)               (11,153)
                                                               --------------          -------------

Decrease in cash                                                     (433,725)              (893,552)

Cash and cash equivalents at beginning of period                    1,287,636              1,146,248
                                                               --------------          -------------

Cash and cash equivalents at end of period                     $      853,911                252,696
                                                               ==============          =============





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information

                                  (Unaudited)


(1)      Basis of Information Furnished

         The information furnished reflects all adjustments which are necessary in the opinion of management for a fair presentation of the financial position, results of operations and changes in cash flows for the three month periods ended October 31, 1995 and 1994.

         The results of operations for the three months ended October 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(2)      Net Loss Per Common Share

         Net loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding.

(3)      Marketable Equity Securities

         The Company's investments in marketable equity securities are classified as available-for-sale and are recorded at fair value. Net unrealized holding gains have been reported as a separate component of stockholders' equity.

         At October 31, 1995 and July 31, 1995, the aggregate cost and aggregate fair value of marketable equity securities were as follows:

                                                            October 31,           July 31,
                                                               1995                 1995
                                                               ----                 ----
                 Aggregate cost                             $   35,407               45,665
                                                            ==========           ==========

                 Aggregate fair value                       $   97,275              111,046
                                                            ==========           ==========

(4)      Notes Receivable Sold with Recourse and Mortgage
             Notes Payable Assumed by Others

         Under the provision of various agreements relating to their participation in mortgage notes receivables sold with recourse, the Company and its subsidiaries are committed to repurchase notes that become delinquent, as specified in the agreements, if requested to do so by the holder of the notes. At October 31, 1995, the outstanding balances of notes receivable sold that are subject to the aforementioned recourse provisions aggregated approximately $274,000. The Company and its subsidiaries may be subject to similar recourse provisions with respect to additional outstanding balances of notes aggregating approximately $105,000 at October 31, 1995, although management does not believe this was the intent of the parties to the agreements related to the sale of its participation in notes receivable. The mortgage notes referred to above relate to condominium unit sales in 1972 and 1973.

         Management believes that if the Company is required to repurchase delinquent notes, no losses will be incurred as the proceeds from the sale of real estate securing the notes would be adequate to satisfy the related debt obligations.

(5)      Other Real Estate Investments

         On November 12, 1993, the Company extended a $6,101,056 acquisition, development and construction loan commitment to MVL, Inc. to finance a residential real estate project in Clark County, Nevada. This financing arrangement is also being accounted for as an in-substance investment in real estate. At October 31, 1995 and July 31, 1995, the Company's aggregate investment in the real estate project amounted to $1,164,396 and $1,516,732, respectively. Restrictive loan covenants limit the maximum amount of the loan proceeds available during various phases of the project.

         On March 9, 1994, the Company extended a $2,900,000 acquisition, development and construction loan commitment to QCL, Inc. to finance a residential real estate project in Clark County, Nevada. This financing arrangement is also being accounted for as an in-substance investment in real estate. At October 31, 1995 and July 31, 1995, the Company's aggregate investment in the real estate project amounted to $477,129 and $662,300. Restrictive loan covenants limit the maximum amount of the loan proceeds available to $1,900,000.

         On July 8, 1994, the Company extended a $15,288,287 acquisition, development and construction loan commitment to LSR, Inc. to finance a residential real estate project in Clark County, Nevada. On March 2, 1995, the loan was modified, which reduced the loan commitment to $8,187,879. At October 31, 1995 and July 31, 1995, the Company's aggregate investment in the real estate project amounted to $1,481,775 and $1,512,828, respectively. Restrictive loan covenants limit the maximum amount of loan proceeds available to $2,400,000. The Company has entered into loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to LSR, Inc. At October 31, 1995 and July 31, 1995, participants' share of the loan commitment amounted to $1,351,352 and $1,562,620, respectively. Certain participants are related parties which, in the aggregate, have a 70 percent and 72 percent interest in the loan commitment at October 31, 1995 and July 31, 1995, espectively.

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

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1995 are presented below.

         Deferred tax assets:
             Deferred compensation agreement                                    $       79,700
             Marketable equity securities, permanent decline
               in market value                                                          83,100
             Deferred income on other real estate investments                          188,100
             Net operating loss carry forward                                          890,900
             Other                                                                     102,600
                                                                                --------------
                 Total gross deferred tax assets                                     1,344,400

                 Less - valuation allowance                                         (1,298,400)
                                                                                --------------

                 Net deferred tax assets                                        $       46,000
                                                                                ==============

         Deferred tax liabilities:
             Capitalized interest on other real estate investments              $       44,700
             Other                                                                       1,300
                                                                                --------------

                 Total gross deferred tax liabilities                           $       46,000
                                                                                ==============

         As of October 31, 1995, the Company had tax net operating loss carryforwards of $2,100,000 and $3,200,000 for federal and state income tax purposes, respectively, to offset future taxable income through 2011.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF OPERATIONS

           The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, product sales, including bakery goods and investing in securities, which activities are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three months ended October 31, 1995 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three months ended October 31, 1994.

           Net Product Sales

           The increase in net product sales of $64,659 for the three months ended October 31, 1995 as compared to the same period in 1994 is due to the increase in sales of Latipac Fine Foods, Incorporated, which operates under the name Bakery Europa. This increase is attributed primarily to the increase in tourism in the State of Hawaii for 1995 which affects the airline and hotel industries which Bakery Europa supplies.

           Cost of Product Sales

           The increase in cost of product sales of $14,724 for the three months ended October 31, 1995 as compared to the same period in 1994 is due to the increase in product sales for Bakery Europa.

           As a percentage of net sales, the cost of bakery sales decreased to 62% for the three months ended October 31, 1995 as compared to 64% for the same period in 1994.

           Interest Expense

           The decrease in interest expense of $90,540 for the three months ended October 31, 1995 as compared to the same period in 1994 is due to a decrease in borrowings related to the financing of real estate investments.

           LIQUIDITY AND CAPITAL RESOURCES

           At October 31, 1995, the Company held cash and cash equivalents of $853,911. The decrease in cash of $433,725 for the three months ended October 31, 1995 is primarily due to cash used in financing activities.

           Included in cash provided by operating activities for the three months ended October 31, 1995 was approximately $1,026,000 of advances for the construction of residential developments in Las Vegas, Nevada. Payments received on the advances for the same period amounted to approximately $1,552,000. The Company's net loss of $320,842 and the increase in accounts receivable of $97,095 for the three months ended October 31, 1995 are also included in cash provided by operating activities.

           Cash flows from financing activities for the three months ended October 31, 1995 includes principal payments on indebtedness which amounted to $504,431.

           Payments on loan participation agreements in the Company's loan to LSR, Inc. amounted to $211,268 for the three months ended October 31, 1995.

           The Company, during the three months ended October 31, 1995, was able to meet operating cash requirements with cash on hand at July 31, 1995. Cash requirements for the remaining quarters of fiscal 1996 will be satisfied from cash on hand, operations, institutional borrowings, and net collection of ADC loans.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   December 8, 1995
                                         _____________________________________
                                         Stuart T.K. Ho, Chairman of the Board
                                         and President


Dated:   December 8, 1995
                                         _____________________________________
                                         Donald M. Wong, Senior Vice President
                                         and Treasurer

PART II - OTHER INFORMATION

Items 1,2,3,4,5.   None

Item 6             Exhibits and Reports on Form 8-K

                   a. Exhibit 11 - computation of net loss per common share for three months ended October 31, 1995 and 1994.

                   b. No reports on Form 8-K were required to be filed during the quarter ended October 31, 1995.