Form 10-Q
period 1996-01-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1996-03-15
CIK 17221

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                           ----------------------------


For Quarterly Period Ended January 31, 1996

Commission File Number 0-4179


                        CAPITAL INVESTMENT OF HAWAII, INC.
-------------------------------------------------------------------------------
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

                                   No Change
-------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         There were 1,032,683 shares outstanding of common stock, no par value, as of January 31, 1996.

                         PART I - FINANCIAL INFORMATION

               CAPITAL INVESTMENT OF HAWAII, INC. & SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                       January 31, 1996 and July 31, 1995


                                     ASSETS

                                                                  January 31,
                                                                     1996                July 31,
                                                                  (Unaudited)              1995
                                                                  -----------          -------------
Cash and cash equivalents                                     $     1,675,225              1,287,636
Marketable equity securities                                          102,424                111,046
Receivables:
      Trade accounts and notes, less allowance
             for doubtful receivables of $37,260
             at January 31, 1996 and $31,860 at
             July 31, 1995                                          1,850,259              1,065,991
      Long-term receivables (including current
             installments of $773,081 at January
             31, 1996 and $360,472 at July 31,
             1995                                                   1,651,643              1,656,314
                                                              ---------------        ---------------

                              Total receivables                     3,501,902              2,722,305
                                                              ---------------        ---------------

Inventories                                                           66,855                  53,113
Developed real estate, less accumulated depre-
      ciation of $198,874 at January 31, 1996
      and $186,345 at July 31, 1995                                 1,453,302              1,465,832
Undeveloped land held for sale                                        134,474                134,474
Other investments:
      Real estate                                                   1,689,649              3,691,860
      Securities                                                      720,983                808,912
                                                              ---------------        ---------------

                                                                    2,410,632              4,500,772
                                                              ---------------        ---------------

Property and equipment, at cost, less accumulated
      depreciation of $1,955,616 at January 31,
      1996 and $1,780,476 at July 31, 1995                            210,292                300,907
Deferred charges and other assets                                     196,768                 41,668
                                                              ---------------        ---------------

                                                              $     9,751,874             10,617,753
                                                              ===============        ===============



See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                       January 31, 1996 and July 31, 1995

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                  January 31,
                                                                     1996                July 31,
                                                                  (Unaudited)              1995
                                                                  -----------          -------------
Indebtedness (current installment maturing
      within one-year of $4,790,508 at January 31,
      1996 and $5,025,642 at July 31, 1995):
             Debentures                                       $     2,103,245              2,108,245
             Mortgage notes                                         1,869,704              1,874,247
             Other notes, secured                                   2,287,545              2,670,016
             Other notes, unsecured                                   414,722                499,605
                                                              ---------------        ---------------

                 Total indebtedness                                 6,675,216              7,152,113
                                                              ---------------        ---------------

Accounts payable, trade                                               816,390                429,433
Accrued expenses                                                      540,737                607,891
Other payables:
      Loans under participation agreement:
             Related parties                                        1,058,023              1,090,200
             Other                                                    191,839                472,420
      Other                                                           720,626                740,839
                                                              ---------------        ---------------

                                                                    1,970,488              2,303,459
                                                              ---------------        ---------------

Stockholders' equity (deficiency):
      Common stock without par value
             Authorized 2,531,765 shares;  issued
                 1,723,765 shares at stated value of
                 $1 per share.  (No shares reserved
                 for conversion, warrants, options
                 or other rights)                                   1,723,765              1,723,765
      Additional paid-in capital                                      469,321                469,321
      Retained earnings                                             1,544,885              1,923,877
                                                              ---------------        ---------------

                                                                    3,737,971              4,116,963

      Deduct cost of 691,082 common shares
             in treasury                                           (4,057,487)            (4,057,487)
      Unrealized gain on marketable equity securities                  68,559                 65,381
                                                              ---------------         ---------------

                 Net stockholders' equity (deficiency)               (250,957)               124,857
                                                              ---------------        ---------------

                                                              $     9,751,874             10,617,753
                                                              ===============        ===============

See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                  Three Months ended January 31, 1996 and 1995

                                      and

                   Six months ended January 31, 1996 and 1995


                                  (Unaudited)


                                                        Three Months                                 Six Months
                                                        January 31,                                  January 31,
                                                        -----------                                  -----------
                                                   1996               1995                    1996               1995
                                                   ----               ----                    ----               ----
Revenues:
    Net product sales                         $    1,411,370          1,333,856         $    2,754,748          2,612,575
    Income from investments                          419,067            393,213                839,733            837,848
    Commissions and fees                             202,343            198,088                335,638            305,749
    Miscellaneous                                     29,289             17,197                 68,096             20,950
                                              --------------       -------------         -------------          ---------

                                                   2,062,069          1,942,354              3,998,215          3,777,122
                                              --------------      -------------         --------------          ---------

Cost and expenses:
    Cost of product sales                            851,683            849,611              1,683,462          1,666,666
    Other direct operating expenses
       and general and administrative
       expenses                                    1,178,539          1,025,156              2,372,546          2,196,932
    Interest                                          89,997            276,529                321,199            598,271
                                              --------------      -------------         --------------          ---------

                                                   2,120,219          2,151,296              4,377,207          4,461,869
                                              --------------      -------------         --------------          ---------

         Net loss                             $      (58,150)          (208,942)        $     (378,992)          (684,747)
                                              ==============      =============         ==============          =========

Net loss per common share                     $         (.06)              (.20)        $         (.37)              (.66)
                                              ==============      =============         ==============          =========

Dividends per common share                              NONE                NONE                  NONE               NONE
                                              ==============      ==============        ==============          =========

Weighted average number of common
    shares outstanding during the
    period                                         1,032,683          1,032,683              1,032,683          1,032,683
                                              ==============      =============         ==============          =========





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                   Six months ended January 31, 1996 and 1995

                                  (Unaudited)


                                                                    1996                   1995
                                                                    ----                   ----
Retained earnings at July 31                                      $1,923,877              2,731,803
Net loss                                                            (378,992)              (684,747)
                                                                  ----------              ---------

Retained earnings at January 31                                   $1,544,885              2,047,056
                                                                  ==========              =========





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                   Six months ended January 31, 1996 and 1995

                                  (Unaudited)


                                                                   1996                   1995
                                                                   ----                   ----
Net cash provided by operating activities                     $     1,183,450                189,691
                                                              ---------------         --------------

Cash flows from investing activities:
      Purchase of securities and other investments                          -                (25,600)
      Proceeds from sales of securities                               247,168                 31,500
      Capital expenditures                                            (61,535)               (28,558)
                                                              ---------------         --------------

Net cash provided by (used in) investing activities                   185,633                (22,658)
                                                              ---------------         --------------

Cash flows from financing activities:
      Proceeds from long-term borrowings                               87,062                 38,762
      Principal payments on indebtedness                             (563,959)              (851,086)
      Payments on covenants not-to-compete                                  -                (30,000)
      Proceeds under loan participation agreements                          -                700,000
      Payments made under loan participation
             agreements                                              (504,597)                     -
                                                              ---------------         --------------

Net cash used in financing activities                                (981,494)              (142,324)
                                                              ---------------         --------------

             Net increase in cash and cash
                equivalents                                           387,589                 24,709

Cash and cash equivalents at beginning of period                    1,287,636              1,146,248
                                                              ---------------         --------------

Cash and cash equivalents at end of period                    $     1,675,225              1,170,957
                                                              ===============         ==============





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Information

                                  (Unaudited)


(1)      Basis of presentation

         The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1995 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended October 31, 1995.

         In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of January 31, 1996 and July 31, 1995, the results of its operations for the three months and six months ended January 31, 1996 and 1995, and its cash flows for the six months ended January 31, 1996 and 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2) Notes Receivable Sold with Recourse and Mortgage Notes Payable Assumed by Others

         Under the provision of various agreements relating to their participation in mortgage notes receivables sold with recourse, the Company and its subsidiaries are committed to repurchase notes that become delinquent, as specified in the agreements, if requested to do so by the holder of the notes. At January 31, 1996, the outstanding balances of notes receivable sold that are subject to the aforementioned recourse provisions aggregated approximately $243,000. The Company and its subsidiaries may be subject to similar recourse provisions with respect to additional outstanding balances of notes aggregating approximately $89,000 at January 31, 1996, although management does not believe this was the intent of the parties to the agreements related to the sale of its participation in notes receivable. The mortgage notes referred to above related to condominium unit sales in 1972 and 1973.

         Management believes that if the Company is required to repurchase delinquent notes, no losses will be incurred as the proceeds from the sale of real estate securing the notes would be adequate to satisfy the related debt obligations.

(3)      Subsequent Event

         On February 7, 1996, the Company received approximately $2,460,000 representing payments due from MVL, Inc., QCL, Inc. and LSR, Inc. for acquisition, development and construction loans advanced and accrued interest receivable thereon. Additionally, in February, 1996, the Company repaid amounts due under loan participation agreements for LSR, Inc. of $1,391,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, product sales, including bakery goods and investing in securities, which activities are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three and six months ended January 31, 1996 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three and six months ended January 31, 1995.

         Net Product Sales

         The increase in net product sales of $77,514 and $142,173, respectively for the three and six months ended January 31, 1996 as compared to the same periods in 1995 is due to the increase in sales of Latipac Fine Foods, Incorporated, which operates under the name Bakery Europa. This increase is attributed primarily to the increase in tourism in the State of Hawaii for 1996 which affects the airline and hotel industries which Bakery Europa supplies.

         Cost of Product Sales

         The increase in cost of product sales of $2,072 and $16,796, respectively for the three and six months ended January 31, 1996 as compared to the same periods in 1995 is due to the increase in product sales for Bakery Europa.

         As a percentage of net sales, the cost of bakery sales decreased to 60% and 61%, respectively for the three and six months ended January 31, 1996 as compared to 64% for the same periods in 1995.

         Interest Expense

         The decrease in interest expense of $186,532 and $277,072 for the three and six months ended January 31, 1996 as compared to the same periods in 1995 is due to a decrease in borrowings related to the financing of real estate investments.

         LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1996, the Company held cash and cash equivalents of $1,675,225. The increase in cash of $387,589 for the six months ended January 31, 1996 is primarily due to cash provided by operating activities.

         Included in cash provided by operating activities for the three months ended October 31, 1995 was approximately $1,701,000 of advances for the construction of residential developments in Las Vegas, Nevada. Payments received on the advances for the same period amounted to approximately $3,523,000. The Company's net loss of $378,992 and the increase in accounts receivable of $779,597 for the six months ended January 31, 1996 are also included in cash provided by operating activities.

         Cash flows from financing activities for the six months ended January 31, 1996 includes principal payments on indebtedness which amounted to $563,959. Payments on loan participation agreements in the Company's loan to LSR, Inc. amounted to $504,597 for the six months ended January 31, 1996.

         The Company, during the six months ended January 31, 1996, was able to meet operating cash requirements with cash on hand at July 31, 1995. Cash requirements for the remaining quarters of fiscal 1996 will be satisfied from cash on hand, operations, institutional borrowings, and net collections of ADC loans.

                          PART II - OTHER INFORMATION


Items 1,2,3,5.   None

Item 4. The following actions were taken at the annual stockholders meeting held on January 31, 1996:

         a.      Directors were re-elected for the year as follows:

                          Stuart T.K. Ho
                          Dean T.W. Ho
                          Donald M. Wong
                          Stanley W. Hong
                          Pedro Ada
                          C.B. Sung

         b. KPMG Peat Marwick was re-elected independent auditors for the year ending July 31, 1996 by a vote of 570,858 shares in the affirmative and none in the negative.

Item 6   Exhibits and Reports on Form 8-K

         a. Exhibit 11 - computation of net loss per common share for three and six months ended January 31, 1996 and 1995.

         b. No reports on Form 8-K were required to be filed during the quarter ended January 31, 1996.