Form 10-Q
period 1996-04-30
CAPITAL INVESTMENT OF HAWAII INC
filed 1996-06-11
CIK 17221

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission File Number 0-4179
                       ------

                       CAPITAL INVESTMENT OF HAWAII, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Hawaii                                     99-0065664
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 1700, PRI Tower, 733 Bishop Street
           Honolulu, Hawaii                              96813
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (808) 537-3981
                                                     --------------

                                  No Change
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  .     No      .
                                               -----         -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 1,032,683 shares outstanding of common stock, no par value, as of April 30, 1996.

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

               CAPITAL INVESTMENT OF HAWAII, INC. & SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                        April 30, 1996 and July 31, 1995

                                     ASSETS

                                                                   April 30,             July 31,
                                                                     1996                  1995
                                                                  (Unaudited)
                                                                  -----------          -------------
Cash and cash equivalents                                         $2,736,660               1,287,636
Marketable equity securities                                          42,647                 111,046
Receivables:
      Trade accounts and notes, less allowance
             for doubtful receivables of $33,725
             at April 30, 1996 and $31,860 at
             July 31, 1995                                            543,955              1,065,991
      Long-term receivables (including current
             installments of $4,015 at April 30,
             1996 and $360,472 July 31, 1995)                         466,934              1,656,314
                                                                  -----------             ----------

                              Total receivables                     1,010,889              2,722,305
                                                                  -----------             ----------

Inventories                                                            64,180                 53,113
Developed real estate, less accumulated depre-
      ciation of $204,294 at April 30, 1996
      and $186,345 at July 31, 1995                                 1,447,943              1,465,832
Undeveloped land held for sale                                        134,474                134,474
Other investments:
      Real estate                                                                          3,691,860
      Securities                                                      720,983                808,912
                                                                   ----------             ----------

                                                                      720,983              4,500,772
                                                                   ----------             ----------

Property and equipment, at cost, less accumulated
      depreciation of $1,971,408 at April 30,
      1996 and $1,780,476 at July 31, 1995                            217,032                300,907
Deferred charges and other assets                                     128,927                 41,668
                                                                   ----------             ----------

                                                                   $6,503,735             10,617,753
                                                                   ==========             ==========

See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                        April 30, 1996 and July 31, 1995


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                   April 30,             July 31,
                                                                     1996                  1995
                                                                  (Unaudited)
                                                                  -----------          -------------
Indebtedness (current installment maturing
      within one-year of $4,605,926 at April 30,
      1996 and $5,025,642 at July 31, 1995):
             Debentures                                            $2,083,245              2,108,245
             Mortgage notes                                         1,867,130              1,874,247
             Other notes, secured                                     988,633              2,670,016
             Other notes, unsecured                                   422,551                499,605
                                                                   ----------             ----------

                 Total indebtedness                                 5,361,559              7,152,113
                                                                   ----------             ----------

Accounts payable, trade                                               577,400                429,433
Accrued expenses                                                      509,867                607,891
Other payables:
      Loans under participation agreement:
             Related parties                                                -              1,090,200
             Other                                                          -                472,420
      Other                                                           176,839                740,839
                                                                   ----------             ----------

                                                                      176,839              2,303,459
                                                                   ----------             ----------

Stockholders' equity (deficiency):
      Common stock without par value
             Authorized 2,531,765 shares;  issued
                 1,723,765 shares at stated value of
                 $1 per share.  (No shares reserved
                 for conversion, warrants, options
                 or other rights)                                   1,723,765              1,723,765
      Additional paid-in capital                                      469,321                469,321
      Retained earnings                                             1,719,134              1,923,877
                                                                   ----------             ----------

                                                                    3,912,220              4,116,963

      Deduct cost of 691,082 common shares
             in treasury                                           (4,057,487)             (4,057,487)
      Unrealized gain on marketable equity securities                  23,337                  65,381
                                                                   ----------               ----------

                 Net stockholders' equity (deficiency)               (121,930)                124,857
                                                                   ----------              ----------

                                                                   $6,503,735              10,617,753
                                                                   ==========              ==========

See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                   Three Months ended April 30, 1996 and 1995

                                      and

                   Nine months ended April 30, 1996 and 1995


                                  (Unaudited)


                                                        Three Months                                Nine Months
                                                          April 30,                                   April 30,
                                                          ---------                                   ---------
                                                 1996                   1995                 1996                 1995
                                                 ----                   ----                 ----                 ----
Revenues:
    Net product sales                         $1,453,702              1,144,035           $4,208,450            3,756,610
    Income from investments                      715,625                553,624            1,555,358            1,391,472
    Commissions and fees                         187,681                179,522              523,319              485,271
    Miscellaneous                                 10,272                  2,604               78,368               23,554
                                              ----------              ---------           ----------            ---------

                                               2,367,280              1,879,785            6,365,495            5,656,907
                                              ----------              ---------           ----------            ---------

Cost and expenses:
    Cost of product sales                        939,195                737,245            2,622,657            2,403,911
    Other direct operating expenses
       and general and administrative
       expenses                                  991,399              1,004,086            3,363,945            3,201,018
    Interest                                     262,437                156,411              583,636              754,682
                                              ----------              ---------           ----------            ---------

                                               2,193,031              1,897,742            6,570,238            6,359,611
                                              ----------              ---------           ----------            ---------

         Net income (loss)                    $  174,249                (17,957)          $ (204,743)            (702,704)
                                              ==========              =========           ==========            =========

Net income (loss) per common
    share                                     $      .17                   (.02)          $     (.20)                (.68)
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

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                   Nine months ended April 30, 1996 and 1995

                                  (Unaudited)


                                                                 1996                   1995
                                                                 ----                   ----
Retained earnings at July 31                                  $1,923,877              2,731,803
Net loss                                                        (204,743)              (702,704)
                                                              ----------              ---------

Retained earnings at April 30                                 $1,719,134              2,029,099
                                                              ==========              =========





See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                   Nine months ended April 30, 1996 and 1995

                                  (Unaudited)


                                                                 1996                   1995
                                                                 ----                   ----
Net cash provided by (used in) operating activities           $ 4,578,102              (402,379)
                                                              -----------             ---------

Cash flows from investing activities:
      Purchase of securities and other investments                      -               (25,600)
      Proceeds from sales of securities and other
         investments                                              308,953               196,053
      Capital expenditures                                        (84,857)              (41,934)
                                                              -----------             ---------

             Net cash provided by investing
                   activities                                     224,096               128,519
                                                              -----------             ---------

Cash flows from financing activities:
      Proceeds from long-term borrowings                           94,891               270,890
      Principal payments on indebtedness                       (1,885,445)             (918,160)
      Payments on covenants not-to-compete                              -               (30,000)
      Proceeds under loan participation agreements                      -               700,000
      Payments under loan participation agreements             (1,562,620)             (451,500)
                                                              -----------             ---------

             Net cash used in financing activities             (3,353,174)             (428,770)
                                                              -----------             ---------

             Increase (decrease) in cash and cash
                   equivalents                                  1,449,024              (702,630)

Cash and cash equivalents at beginning of period                1,287,636             1,146,248
                                                              -----------             ---------

Cash and cash equivalents at end of period                    $ 2,736,660               443,618
                                                              ===========             =========




See accompanying notes to consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


(1)      Basis of presentation

         The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10- K for the fiscal year ended July 31, 1995 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended October 31, 1995 and January 31, 1996.

         In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of April 30, 1996 and July 31, 1995, the results of its operations for the three months and nine months ended April 30, 1996 and 1995, and its cash flows for the nine months ended April 30, 1996 and 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)      Other Real Estate Investments

         On February 7, 1996, the Company received approximately $2,460,000 representing payments due from MVL, Inc., QCL, Inc. and LSR, Inc. for acquisition, development and construction loans advanced and accrued interest thereon. Additionally, in February, 1996, the Company repaid principal due under loan participation agreements for LSR, Inc. of approximately $1,058,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, product sales, including bakery goods and investing in securities, which activities are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three and nine months ended April 30, 1996 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three and nine months ended April 30, 1995.

         Net Product Sales

         The increase in net product sales of $309,667 and $451,840, respectively for the three and nine months ended April 30, 1996 as compared to the same periods in 1995 is due to the increase in sales of Latipac Fine Foods, Incorporated, which operates under the name Bakery Europa. This increase is attributed primarily to the increase in tourism in the State of Hawaii for 1996 which affects the airline and hotel industries which Bakery Europa supplies.

         Cost of Product Sales

         The increase in cost of product sales of $201,950 and $218,746, respectively for the three and nine months ended April 30, 1996 as compared to the same periods in 1995 is due to the increase in product sales for Bakery Europa.

         As a percentage of net sales, the cost of bakery sales decreased to 62% for the nine months ended April 30, 1996 as compared to 64% for the same periods in 1995.

         Interest Expense

         The decrease in interest expense of $171,046 for the nine months ended April 30, 1996 as compared to the same periods in 1995 is due to a decrease in borrowings related to the financing of real estate investments.

         LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1996, the Company held cash and cash equivalents of
         $2,736,660.   The increase in cash and cash equivalents of $1,449,024
         for the nine months ended April 30, 1996 is primarily due to cash provided by operating activities.

         Included in cash provided by operating activities for the nine months ended April 30, 1996 was payments of approximately $1,701,000 classified as other real estate investments in the consolidated balance sheet. The payments represent advances for the construction of residential developments in Las Vegas, Nevada. Payments received on the advances for the same period amounted to approximately $5,275,000. Additionally, payments received on long-term receivables for the nine months ended April 30, 1996 of approximately $1,189,000 are included in cash provided by operating activities. The Company's net loss of $204,743 for the nine months ended April 30, 1996 is also included in cash provided by operating activities.

         Cash flows from financing activities for the nine months ended April 30, 1996 includes principal payments on indebtedness which amounted to $1,885,445. Payments on loan participation agreements in the Company's loan to LSR, Inc. amounted to $1,562,620 for the nine months ended April 30, 1996.

         The Company, during the nine months ended April 30, 1996, was able to meet operating cash requirements with cash on hand at July 31, 1995 and payments received on acquisition, construction and development loans in Las Vegas, Nevada. Cash requirements for the remaining quarters of fiscal 1996 will be satisfied by cash on hand, operations and institutional borrowings.

                          PART II - OTHER INFORMATION


Items 1,2,3,5,6.    None

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

                                        CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   June 5, 1996                   /s/  STUART T.K. HO
                                        -------------------------------------
                                        Stuart T.K. Ho, Chairman of the Board
                                        and President



Dated:   June 5, 1995                   /s/  DONALD M. WONG
                                        -------------------------------------
                                        Donald M. Wong, Senior Vice President
                                        and Treasurer