Form 10-K
period 1996-07-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1996-10-29
CIK 17221

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 UNITED STATES

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 1996          Commission file Number 0-4179

                       CAPITAL INVESTMENT OF HAWAII, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          HAWAII                                             99-0065664
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No)

733 Bishop Street, Suite 1700
Honolulu, Hawaii                                                96813
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (808) 537-3981
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered

           None                                    None
----------------------------         -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                        Common Stock, no par value
-------------------------------------------------------------------------------
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

         There were 1,032,683 shares outstanding of common stock, no par value, as of October 23, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

         Articles of Association and By-Laws are incorporated by reference into
Part IV of this report.

                                     PART I

ITEM 1.  BUSINESS

          Capital Investment of Hawaii, Inc. (Registrant) was incorporated in Hawaii in 1944. The Registrant and its subsidiaries are engaged principally in real estate, security and other investing, and wholesale bakery activities. As of July 31, 1996, the Registrant and its subsidiaries had 159 employees.

          The Registrant has classified its business activities into significant segments for the years ended July 31, 1996, 1995, and 1994. For the fiscal year ended July 31, 1996, the Registrant's operations have been classified into real estate activities, security and other investing activities, wholesale bakery activities and other activities. Financial information about industry segments is presented in note 14 of the notes to consolidated financial statements.

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

SECURITY AND OTHER INVESTING ACTIVITIES

         Security and other investing activities include gains and losses from marketable equity securities and other investments and dividend and interest income related to the ownership of such investments. The timing of sales and related gains/losses, which tend to vary with market conditions and the Registrant's cash requirements, are subject to significant fluctuations from year to year.

WHOLESALE BAKERY ACTIVITIES

          Wholesale bakery activities include the production and sale of bakery products primarily to major hotels, commercial airlines and U.S. military installations in Hawaii. The Registrant acquired the assets of an existing bakery in August 1990 and additional assets of another smaller bakery in May 1991. The bakery operations incurred substantial amortization costs related to not-to-compete agreements, goodwill and certain reorganizational costs during the year ended July 31, 1994.

OTHER ACTIVITIES

          Other activities include a real estate management division in Waikiki, Hawaii that in fiscal year 1996 had revenues of $689,978 and net income of $346,956, compared with revenues of $611,670 and net income of $282,715 in fiscal year 1995.

ITEM 2.  PROPERTIES

          As of July 31, 1996, the Registrant and its subsidiaries owned properties used in connection with its real estate activities as set forth below. All properties are located in the City and County of Honolulu, and the titles are held in fee.





                      DESCRIPTION                                                             AREA
--------------------------------------------------------------                        -----------------
         Developed Real Estate and Undeveloped Land


5 condominium apartments, Makaha Valley Towers in Makaha, Hawaii



5 condominium apartments, Ilikai Apartment Building and

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

         See note 7 of the notes to consolidated financial statements for information with respect to real estate pledged as security for indebtedness.

ITEM. 3  LEGAL PROCEEDINGS

         There is no litigation which, in the opinion of management, will have a materially adverse affect on the Company's consolidated financial position or results of operations.

ITEM. 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters that were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1996.

                                    PART  II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

         AND RELATED STOCKHOLDER MATTERS

          The Registrant's common shares are not listed on any stock exchange, and there is no active trading of the shares. The following is the high and low quarterly bid information for each of the full quarterly periods within the years ended July 31, 1996 and 1995:



                                                                 LOW BID                HIGH BID
                                                              --------------        --------------

Quarter ended:
   October 31, 1994                                                1                    1-1/4
   January 31, 1995                                                3/4                  1-3/16
   April 30, 1995                                                  3/4                  1-3/16
   July 31, 1995                                                   3/8                  1/2
   October 31, 1995                                                1/2                  1/2
   January 31, 1996                                                1/2                  3/8
   April 30, 1996                                                  3/8                  1/4
   July 31, 1996                                                   1/4                  1/4



         The aforementioned quotations were received from Abel-Behnke Corporation which makes a market in the Company's stock.

         On July 31, 1996, there were approximately 550 stockholders of record of common stock, excluding individuals and institutions for whom shares are held in the names of nominees or brokerage firms.

         There were no common stock dividends declared or paid during fiscal years 1996, 1995, and 1994.

ITEM 6.  SELECTED FINANCIAL DATA

                 (Not Covered By Independent Auditors' Report)

                       SUMMARY OF CONSOLIDATED OPERATIONS

                     For the five years ended July 31, 1996

                                      1996            1995             1994            1993          1992
                                  -----------     -----------     -----------      ------------   -----------
 Revenues                         $ 8,216,261     $ 7,570,954     $ 7,536,249      $  7,392,644   $ 8,833,016

 Loss from continuing operations
    before extraordinary credit
                                     (373,358)       (807,926)     (1,423,453)         (997,381)     (966,427)

 Loss per common share from
 continuing operations before
 extraordinary credit (A)

                                         (.36)           (.78)          (1.38)             (.97)         (.93)
                                  ===========     ===========     ===========      ============   ===========





(A) Loss per common share from continuing operations before extraordinary credit for each year was computed by dividing loss from continuing operations before extraordinary credit by the weighted average number of shares of common stock outstanding in each year. A detailed analysis of the loss per share computation for each year is presented in Exhibit 11. There were no cash dividends paid on common stock for the five years ended July 31, 1996.





                              FINANCIAL CONDITION

                                    1996            1995               1994             1993              1992
                                ------------    ------------       ------------     -----------       -----------
 Total assets                   $  6,792,582      10,617,753         11,498,301      11,440,892        13,169,193
                                ============    ============       ============     ===========       ===========
 Indebtedness:

 Mortgage notes                 $  1,864,493       1,874,247          1,200,000       1,200,000         1,200,000

    Other notes, secured           1,160,111       2,670,016          3,416,384       3,229,042         2,982,154

    Debentures                     2,062,245       2,108,245          2,221,895       2,378,595         2,550,845

    Other notes, unsecured           427,567         499,605            507,253         463,450           560,592

                                ============    ============       ============     ===========      ============
                                $  5,514,416       7,152,113          7,345,532       7,271,087         7,293,591
                                ============    ============       ============     ===========      ============

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION AND  RESULTS  OF  OPERATIONS

RESULTS OF OPERATIONS

         The Company recorded a net loss of $373,358 for the fiscal year ended July 31, 1996, (fiscal year 1996), compared with net losses of $807,926 and $1,423,453 for fiscal years 1995 and 1994, respectively.

         The net loss for fiscal year 1996 included depreciation and amortization totaling $211,836, as compared to $323,700 and $642,851 in fiscal years 1995 and 1994, respectively. The fiscal year 1996, 1995 and 1994 charges for depreciation and amortization were comprised of the following:

                                                                   1996                1995                 1994
                                                           -----------------     -----------------   -----------------
                           Depreciation                    $    206,659              318,523             361,966

                           Amortization of covenants
                           not-to-compete
                                                                     --                   --             275,708

                           Other                                  5,177                5,177               5,177
                                                           -----------------     -----------------   -----------------

                                                           $    211,836              323,700             642,851
                                                           =================     =================   =================



         The Company's subsidiary, Latipac Fine Foods, Incorporated (which does business as Bakery Europa) accounted for $151,722, $264,878 and $297,245 of depreciation for fiscal years ended July 31, 1996, 1995 and 1994, respectively. All amortization of covenants not-to-compete related to Bakery Europa.

         The Company's gross revenues for fiscal years 1994 through 1996 reflect the diversification of the Company's business activities away from its historical real estate focus. The investments in the past three years included diversification into specialty baking on the island of Oahu, Hawaii and residential "acquisition, development and construction" (ADC) lending in Las Vegas, Nevada. In pursuit of that goal, the Company acquired, in August 1990, the assets of Bakery Europa, a major supplier of bakery products and desserts to airlines and hotels on Oahu, Hawaii.

         The rapid growth rate of Oahu's tourist economy and real estate market abruptly flattened in 1990 and has stagnated ever since. The major reasons for this sudden change in condition were the poor economic climates of Japan and California, Hawaii tourism's two most important markets, and the disruptive effects of rampant speculation in Hawaiian real estate by Japanese investors during the Japanese "bubble" economy of the late eighties. The 35.6 million air passenger movements to and within Hawaii in 1994 were fewer than the 35.8 million movements recorded in 1990, even though this represented a significant improvement from the 33.8 million movements reported for 1993. Unpublished state department of transportation data indicate that statewide air passenger movements in 1995 increased to 36.7 million. While that is an encouraging signal for the Hawaii economy, the near-term outlook for the Japanese and California economies still cannot be described as robust.

         As a result, the Company's investment in selling bakery products to the tourist industry and Oahu restaurants and stores has experienced poor financial results. In addition, the poor real estate market in Hawaii has caused the Company to look for investment opportunities elsewhere. The Company since late 1990 has increasingly invested in Las Vegas, Nevada, initially as an investor in building single family homes and subsequently as a lender of ADC capital to home-builders.

         In fiscal year 1997, the Company plans to continue its short-term construction lending activities in Nevada. The Company will also attempt to position Bakery Europa to ride out the weak local economy and to preserve its value as a major wholesale supplier of bakery products on Oahu.

BAKERY OPERATIONS

         Fiscal year 1996's net loss was primarily due to Bakery Europa's poor performance. Bakery Europa's operating loss for fiscal years 1996, 1995 and 1994 is summarized as follows:

                                                     1996                   1995                1994
                                                  -----------             --------            --------
        Operating loss before certain interest
          and depreciation and amortization        $  132,024              198,982             230,475

        Interest on loan to acquire this
          subsidiary's assets                          42,000               57,000              62,000

        Depreciation                                  151,722              264,878             297,245

        Amortization of goodwill and covenants
          not-to-compete                                 --                   --               275,708

        Other                                           5,177                5,177               5,177
                                                   ----------             --------            --------
        Operating loss, net                        $  330,923              526,037             870,605
                                                   ==========             ========            ========

         Bakery Europa's net product sales for fiscal year 1996 were $5,521,390, compared with net sales of $4,965,794 and $5,410,698 for fiscal years 1995 and 1994, respectively. During fiscal year 1996, 22% of sales were to airlines and airline catering companies; 22% of sales were to hotels and 11% of sales were to the military. The gross profit margin for fiscal year 1996 was 37.4%, compared with 36.4% and 36.0% for fiscal years 1995 and 1994, respectively. The acquisition loan balance at the end of fiscal year 1996 was $345,200, and in the ordinary course of business would be paid down to $211,500 at the end of fiscal year 1997.

         The subsidiary's plan for fiscal year 1997 is to increase sales, continue to improve gross profit margins, and absorb material cost increases through appropriate price increases.

LAS VEGAS FINANCING ACTIVITIES

         Since fiscal year 1991, the Company has engaged in making ADC loans to home builders in Las Vegas, Nevada. An ADC loan is an arrangement whereby the Company, who shares in the same risks and potential rewards as those of the borrower, advances funds so that the borrower is able to acquire and develop raw land, provide infrastructure and construct homes. In recent years, banks and other federally-insured lending institutions have tightened credit standards. The more stringent credit environment has caused many builders in Las Vegas to seek alternate sources of financing.

         The Company has made fourteen such loans since 1991, of which ten have been repaid. The Company has never experienced a default on a loan it has made.

         The Company's ADC lending activities in recent years have been as follows:




                                         INCOME FROM       ADVANCES AT END
                   FISCAL YEAR           INVESTMENTS        OF FISCAL YEAR
              ---------------------   ------------------   ---------------
                      1996                 $1,143,229         1,902,009
                      1995                  1,360,568         3,574,360
                      1994                    861,594         5,169,856

         Deferred income on these loans totalled $28,886 at June 30, 1996, compared to $495,000 and $373,476, at June 30, 1995 and 1994, respectively.

         ADC loans bear higher than average risk. The Company adheres to a policy of concentrating its loans with experienced builders building single-family dwelling projects built for the "entry-level" of the Las Vegas housing market. The Company's practice is to limit the outstanding loan balance to an amount only sufficient to acquire land and to construct homes on only a portion of the total lots in the project. The effect of this practice is to require the builder to sell completed homes in order to finance the building of the remaining lots. The loans are secured but they are often subordinated to conventional loans to finance the construction of homes.

         The Las Vegas home building market continues to be very active, driven by an expanding economy and high job growth. Between June 1995 and June 1996, Las Vegas added 46,200 jobs for a nation-leading growth rate of 8.5%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's consolidated balance of cash and cash equivalents at July 31, 1996 was $757,399 compared with $1,287,636 at the end of fiscal year 1995.

         Cash provided by operating activities amounted to $1,482,937 in 1996 and resulted primarily from the collection on real estate investments, net of purchase of investments in real estate, of $1,774,651 related to the Company's Las Vegas ADC arrangements.

         Cash inflows in 1996 provided by investing activities amounted to $1,187,143. Proceeds from the sale of marketable securities amounted to $80,803 for fiscal year 1996. Cash used in financing activities of $3,200,317 included payments made under loan participation agreements of $1,562,620 (see note 6 to the consolidated financial statements) and payments on indebtedness of $2,202,260.

         During fiscal year 1996, the Company was able to meet its operating cash requirements with cash flows generated from investing and financing activities. Cash inflows and outflows from investments in Copper Bluffs, LLC, Sunset Bay, LLC and Pageantry Communities, Inc. will continue into fiscal year 1997. Cash requirements for fiscal year 1997 will be satisfied from institutional borrowings, net collections of notes receivable, cash in banks at year end and/or net collections of ADC loans.

ITEM 8.  FINANCIAL  STATEMENTS  AND
SUPPLEMENTARY  DATA

See Index to Consolidated Financial Statements and Schedules.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants nor disagreements on accounting or financial disclosure matters for the years ended July 31, 1996 and 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

          The following table lists all directors of the Registrant as of July 31, 1996:




                                                             NUMBER OF
                                                               YEARS
                                      OFFICE HELD WITH       SERVED AS                                OTHER PUBLIC
          NAME               AGE         REGISTRANT          DIRECTOR      BUSINESS EXPERIENCE        DIRECTORSHIPS
------------------           ---      ----------------       --------      -------------------        -------------
Stuart T. K. Ho              60      Chairman of the            29         Positions held with       Bancorp Hawaii,
                                     Board and                             Registrant                Inc.; Gannett Co.,
                                     President                                                       Inc.; College
                                                                                                     Retirement Equities
                                                                                                     Fund

Dean T. W. Ho(1)             58      Vice Chairman and          15         Positions held with                --
                                     Secretary                             Registrant


Donald M. Wong               78      Senior Vice                22         Positions held with                --
                                     President, Chief                      Registrant
                                     Financial Officer
                                     and Treasurer


Pedro P. Ada                 66      None                       25         President of Ada's                 --
                                                                           Incorporated; real
                                                                           estate, insurance
                                                                           agency and
                                                                           investments


Stanley W. Hong(2)           60      None                       11         President and Chief       Central Pacific
                                                                           Executive Officer of      Bank; First
                                                                           Chamber of Commerce       Insurance Co. of
                                                                           of Hawaii                 Hawaii


C. B. Sung                   71      None                       11         Chairman of Unison                 --
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

          The following table lists all executive officers of the Registrant as of July 31, 1996:


           NAME               AGE               OFFICE                                 POSITION HELD
---------------------        -----       ------------------          --------------------------------------------------
Stuart T. K. Ho               60      Chairman of the Board and      Chairman of  the Board since 1982,  President from
                                      President                      1975 to  1982 and since  1988, Vice President  and
                                                                     Secretary from 1966 to 1975

Dean T. W. Ho(1)              58      Vice Chairman and              Secretary since  1991, Vice  Chairman since  1988,
                                      Secretary                      President  from  1982  to   1987,  Executive  Vice
                                                                     President from  1975  to 1982  and Vice  President
                                                                     from 1965 to 1975

Donald M. Wong                78      Senior Vice President and      Senior Vice  President since  1990, Financial Vice
                                      Treasurer                      President  from 1965 to  1990 and  Treasurer since
                                                                     1965

Harriet H. Matsuo             71      Assistant Secretary and        Secretary  from   1975  to   1991  and   Assistant
                                      Assistant Treasurer            Secretary  and Assistant  Treasurer  from 1965  to
                                                                     1975 and since 1991

Greta U. Nakao                74      Assistant Secretary and        Assistant   Treasurer  since  1975  and  Assistant
                                      Assistant Treasurer            Secretary since 1981


Walter Lum                    55      Assistant Treasurer            Appointed in March 1995

(1)   Mr. Dean T. W. Ho is the brother of Mr. Stuart T. K. Ho.

          The term of office of the above executive officers is for a period of one year. No events have occurred during the past five years that are material to an evaluation of the ability or integrity of any executive officer.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table shows the compensation for each of the years ended July 31, 1996, 1995 and 1994 for (a) the Chairman of the Board and President, and (b) all executive officers of the Registrant whose annual compensation exceeds $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                                     LONG-TERM COMPENSATION
                                                                       -----------------------------------------------
                                          ANNUAL COMPENSATION                   AWARDS                    PAYOUTS
                                   -------------------------------     ----------------------      -------------------
         (A)              (B)        (C)         (D)         (E)           (F)          (G)          (H)          (I)
                                                            OTHER                                                 ALL
                                                           ANNUAL      RESTRICTED                                OTHER
                                                           COMPEN-        STOCK                      LTIP       COMPEN-
      NAME AND                      SALARY     BONUS       SATION       AWARD(S)      OPTION/      PAYOUTS       SATION
 PRINCIPAL POSITION       YEAR       ($)        ($)          ($)           ($)        SARS(#)        ($)          ($)
-------------------       ----     -------    -------      -------     ----------     -------      -------      -------
Stuart T.K. Ho,
Chairman of the
Board and President

                        1996       132,000     --          --            --            --            --          --
                        1995       147,839     --          --            --            --            --          --
                        1994       152,004     --          --            --            --            --          --

James Groebe,
Latipac Fine Foods
President SCEO

                        1996         --        --          --            --            --            --          --
                        1995        13,125     --          --            --            --            --          --
                        1994       108,520     --          --            --            --            --          --

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

          The following sets forth, as of July 31, 1996, shareholders of record who beneficially own more than 5% of the voting stock of the Registrant:

                                                                           AMOUNT AND
                                                                            NATURE OF
                                                                           BENEFICIAL       PERCENT
                 NAME AND ADDRESS OF BENEFICIAL OWNER:                      OWNERSHIP       OF CLASS
----------------------------------------------------------------           ----------       --------
 Cede & Co.                                                                 158,316          15.3%
 P. O. Box 20
 New York, New York  10004


 Stuart T. K. Ho, Dean T. Ho, and
  Karen Ho Hong, Trustees of the                                            168,650          16.3
 Chinn Ho Trust
 733 Bishop Street, Suite 1700
 Honolulu, Hawaii  96813

 Stuart T. K. Ho                                                            225,813 (1)      21.9
 733 Bishop Street, Suite 1700
 Honolulu, Hawaii  96813

 Dean T. W. Ho                                                              225,850 (2)      21.9
 733 Bishop Street, Suite 1700
 Honolulu, Hawaii  96813

 Karen Ho Hong                                                              212,425 (3)      20.6
 4976 Poola Street
 Honolulu, Hawaii  96821

 Robin Lee                                                                  77,250            7.5
 977 Longridge Road
 Oakland, California  94610



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


          The following table sets forth, as of July 31, 1996, the number of shares of the Registrant's equity securities held by each director and all directors and officers of the Registrant as a group:




                                                                                                       SHARED VOTING
                                                                                         SOLE VOTING        AND
                           NAME OF BENEFICIAL     AMOUNT AND NATURE OF                   AND INVES-     INVESTMENT
    TITLE OF CLASS               OWNER            BENEFICIAL OWNERSHIP       TOTAL       MENT POWER        POWER
----------------------   ----------------------  ----------------------    ---------     -----------   -------------
Common stock             Stuart T. K. Ho         225,813 shares owned        21.9%           1.6%          20.2%(1)
                                                      of record

Common stock             Dean T. W. Ho           225,850 shares owned         21.9           2.7           19.2 (1)
                                                      of record

Common stock             Donald M. Wong          39,750 shares owned           3.8            --            3.8
                                                      of record

Common stock             Pedro Ada               5,444 shares owned             .5            .5             --
                                                      of record

Common stock             Stanley Hong            5,000 shares owned             .5            --             .5
                                                      of record

Common stock             All directors and       279,007 shares owned         27.0           5.3           21.7 (1)
                            officers of               of record
                            Registrant
                            (9 persons)



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



         During fiscal year 1995, the Company borrowed $100,000 from certain officers of the Company and $250,000 from a shareholder of the Company through unsecured short-term notes. As of July 31, 1996, the balances of these short-term notes were $5,000 and $0 due officers and a shareholder, respectively.

          The Company had entered into loan participation agreements in fiscal year 1994 which provided that the Company sell, without recourse, to participants an undivided participating interest in the loan to LSR, Inc. (see footnote 6 to the consolidated financial statements). The loan participation agreements were paid in full during fiscal year 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT

SCHEDULES AND REPORTS ON FORM 8-K

         (A) Consolidated Financial Statements - See Index to Consolidated Financial Statements and Schedules.

         (B) There were no reports on Form 8-K filed during the last quarter of the year ended July 31, 1996.

         (C)     Exhibits:



    EXHIBIT                                                          FORM 10-K
     NUMBER                 DESCRIPTION                                PAGE
    -------                 -----------                              ---------

      3        Articles of Incorporation and By-Laws                        *

     11        Computation of Loss Per Common Share                        19

     21        Subsidiaries of Capital Investment of Hawaii, Inc.          20



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

* Incorporated by reference as Exhibits 1A and 1B to Registration Statement number 0-4179 filed on November 29, 1969.

(D) Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES


            Index to Consolidated Financial Statements and Schedules



Independent Auditors' Report

Consolidated Financial Statements:

    Consolidated Balance Sheets - July 31, 1996 and 1995

    Consolidated Statements of Operations and Retained Earnings - Years ended
       July 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows - Years ended July 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

Schedules:

         II Valuation and Qualifying Accounts and Reserves - Years ended July 31, 1996, 1995 and 1994

         III     Real Estate and Accumulated Depreciation - July 31, 1996

         IV      Mortgage Loans on Real Estate - July 31, 1996

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Investment of Hawaii, Inc. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 3 to the consolidated financial statements, effective August 1, 1994, the Company changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.





Honolulu, Hawaii
October 23, 1996

                       CAPITAL INVESTMENT OF HAWAII, INC.

                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                             July 31, 1996 and 1995

                       ASSETS                                       1996         1995
                                                               ------------  -----------
Cash and cash equivalents                                      $   757,399    1,287,636
Marketable equity securities available-for-sale, at
   fair value (notes 1 and 3)                                       42,647      111,046
Receivables:
  Trade accounts and notes, less allowance for
   doubtful receivables of $25,001 and $31,860 in 1996
   and 1995, respectively                                          470,042    1,065,991
  Long-term receivables (including installments due
   within one year of $504,428 and $360,472 in 1996 and
   1995, respectively) (notes 4 and 7)                             965,908    1,656,314
                                                               -----------   ----------
          Total receivables                                      1,435,950    2,722,305
                                                               -----------   ----------
Inventories                                                         65,322       53,113
Developed real estate, less accumulated depreciation
  of $208,766  and $186,345 in 1996 and 1995,
  respectively (notes 5 and 7)                                   1,443,255    1,465,832
Undeveloped land held for sale (note 6)                            134,474      134,474

Other investments:
  Real estate (note 6)                                           1,917,209    3,691,860
  Securities, at cost (notes 3 and 7)                              700,454      808,912
                                                               -----------   ----------
                                                                 2,617,663    4,500,772
                                                               -----------   ----------
Property and equipment, at cost (note 7):
  Leasehold improvements                                           218,265      214,463
  Furniture and equipment                                        1,959,795    1,866,920
                                                               -----------   ----------
                                                                 2,178,060    2,081,383
  Less accumulated depreciation and amortization                (1,953,414)  (1,780,476)
                                                               -----------   ----------

        Net property and equipment                                 224,646      300,907

Deferred charges and other assets (note 7)                          71,226       41,668
                                                               -----------   ----------
                                                               $ 6,792,582   10,617,753
                                                               ===========   ==========

                       CAPITAL INVESTMENT OF HAWAII, INC.

                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                             July 31, 1996 and 1995

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     1996         1995
                                                                       ------------  -----------
Indebtedness (note 7):
  Mortgage notes                                                        $ 1,864,493    1,874,247
  Other notes, secured                                                    1,160,111    2,670,016
  Debentures                                                              2,062,245    2,108,245
  Other notes, unsecured                                                    427,567      499,605
                                                                        -----------   ----------
          Total indebtedness                                              5,514,416    7,152,113
                                                                        -----------   ----------
Accounts payable, trade                                                     651,407      429,433

Accrued expenses:
  Interest                                                                   55,348       57,854
  Taxes other than income                                                    16,954       17,108
  Other                                                                     614,626      532,929
                                                                        -----------   ----------
          Total accrued expenses                                            686,928      607,891
                                                                        -----------   ----------
Other payables:
  Loans under participation agreements (note 6):
   Related parties                                                               --    1,090,200
   Other                                                                         --      472,420
  Other (notes 6 and 9)                                                     230,376      740,839
                                                                        -----------   ----------
          Total other payables                                              230,376    2,303,459
                                                                        -----------   ----------
Commitments and contingent liabilities (notes 6, 9, 10 and 11)

Stockholders' equity (deficit):
  Common stock without par value. Authorized 2,531,765 shares;
   issued 1,723,765 shares at stated value of $1                          1,723,765    1,723,765
  Additional paid-in capital                                                469,321      469,321
  Retained earnings                                                       1,550,519    1,923,877
                                                                        -----------   ----------
                                                                          3,743,605    4,116,963
  Cost of 691,082 common shares in treasury                              (4,057,487)  (4,057,487)
  Unrealized gain on marketable equity securities (note 3)                   23,337       65,381
                                                                        -----------   ----------
        Net stockholders' equity (deficit)                                 (290,545)     124,857
                                                                        -----------   ----------
                                                                        $ 6,792,582   10,617,753
                                                                        ===========   ==========

See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.

                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                             and Retained Earnings

                    Years ended July 31, 1996, 1995 and 1994

                                               1996         1995        1994
                                            -----------  ----------  -----------
Revenues:
  Net product sales                           $5,521,390   4,965,794    5,410,698
  Income from investments                      1,793,636   1,867,281    1,310,432
  Other                                          901,235     737,879      815,119
                                              ----------   ---------   ----------
                                               8,216,261   7,570,954    7,536,249
                                              ----------   ---------   ----------
Costs and expenses:
  Cost of product sales                        3,495,485   3,185,615    3,485,855
  Other direct operating expenses (note 10)    1,942,848   1,998,299    2,141,105
  General and administrative expenses
   (notes 9 and 10)                            2,257,303   2,165,530    2,635,303
  Interest                                       893,983   1,029,436      677,098
                                              ----------   ---------   ----------
                                               8,589,619   8,378,880    8,939,361
                                              ----------   ---------   ----------
          Loss before income taxes              (373,358)   (807,926)  (1,403,112)
Provision for income taxes (note 8)                   --          --       20,341

                                              ----------   ---------   ----------
          Net loss                              (373,358)   (807,926)  (1,423,453)

Retained earnings at beginning of year         1,923,877   2,731,803    4,155,256
                                             ----------    ---------   ----------
Retained earnings at end of year             $1,550,519    1,923,877    2,731,803
                                             ==========    =========   ==========
Net loss per common share (note 13)          $     (.36)        (.78)       (1.38)
                                             ==========    =========   ==========
Weighted average number of common shares
 outstanding during the year                  1,032,683    1,032,683    1,032,683
                                             ==========    =========   ==========

See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.

                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended July 31, 1996, 1995 and 1994

                                                       1996         1995         1994
                                                  ------------  -----------  -----------
Cash flows from operating activities:
  Cash received from customers                     $ 6,398,025    5,751,175    6,284,269
  Cash paid to suppliers/employees                  (7,713,659)  (6,967,784)  (7,425,711)
  Capital expenditures - real estate                    (2,201)     (29,251)     (10,310)
  Collections on long-term receivables
   arising from real estate sales                           --        3,681       16,744
Purchase of investments in real estate
 (note 6)                                           (3,618,324)  (6,372,767)  (9,366,513)
Collections from investments in real estate
 (note 6)                                            5,392,975    8,012,363    7,472,238
Income tax refunds received                                 --           --      378,327
Dividends received                                      13,483       10,536        4,934
Interest received                                    1,909,127    1,220,452    1,097,533
Interest paid                                         (896,489)  (1,042,663)    (669,090)
                                                   -----------   ----------   ----------
      Net cash provided by (used in)
       operating activities                          1,482,937      585,742   (2,217,579)
                                                   -----------   ----------   ----------
Cash flows from investing activities:
  Purchases of marketable securities                       --            --      (16,926)
  Purchases of other investments                           --       (63,618)    (137,080)
  Proceeds from sale of marketable securities          80,803       401,704       44,711
  Proceeds from sale of other investments             521,085       100,647       12,367
  Loans made                                         (500,000)           --   (2,168,053)
  Collections on long-term receivables              1,190,406         3,690    3,200,306
  Capital expenditures                               (105,151)      (75,978)     (77,723)
                                                  -----------    ----------   ----------
       Net cash provided by investing
        activities                                $ 1,187,143    $  366,445   $  857,602
                                                  -----------    ----------   ----------

                                  (Continued)

                       CAPITAL INVESTMENT OF HAWAII, INC.

                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                         1996         1995         1994
                                                     -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from indebtedness                          $  564,563      432,837    4,169,674
  Payments on indebtedness                            (2,202,260)  (1,326,256)  (4,095,229)
  Payments on covenants not-to-compete                        --      (30,000)    (120,881)
  Proceeds received under loan participation
   agreements (note 6)                                        --      700,000    1,450,000
  Payments made under loan participation
   agreements (note 6)                                (1,562,620)    (587,380)          --
                                                      ----------   ----------   ----------
          Net cash provided by (used in)
           financing activities                       (3,200,317)    (810,799)   1,403,564
                                                      ----------   ----------   ----------
          Net increase (decrease) in cash               (530,237)     141,388       43,587

Cash and cash equivalents at beginning of
 year                                                  1,287,636    1,146,248    1,102,661
                                                      ----------   ----------   ----------

Cash and cash equivalents at end of year              $  757,399    1,287,636    1,146,248
                                                      ==========   ==========   ==========
Reconciliation of net loss to cash provided by
  (used in) operating activities:
    Net loss                                          $ (373,358)    (807,926)  (1,423,453)
                                                      ----------   ----------   ----------
    Adjustments to reconcile net loss to cash
     provided by  (used in) operating activities:
     Capital expenditures - real estate                   (2,201)     (29,251)     (10,310)
     Depreciation and amortization                       211,836      323,700      642,851
     Gain on sale of marketable securities               (54,448)    (236,323)     (15,050)
     Loss (gain) on sale of other
      investments                                       (412,627)     (52,724)       5,897
     Loss (gain) on sale/disposal of
      property and equipment                                (469)          --        1,720
     Change in assets and liabilities:
      Decrease (increase) in inventories                 (12,209)       3,523        3,260
      Decrease (increase) in trade
       accounts and notes receivable, net                595,949     (303,226)     (17,396)
      Decrease in long-term receivables
       arising from real estate sales                         --        3,681       16,744
      Decrease (increase) in investment in
       real estate                                     1,774,651    1,639,596   (1,894,275)
      Decrease (increase) in deferred
       charges and other assets                          (34,735)      71,896       (7,359)

                                  (Continued)

                       CAPITAL INVESTMENT OF HAWAII, INC.

                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                1996        1995        1994
                                            ----------  ----------   ----------
Change in assets and liabilities,
 continued:
   Decrease in cash surrender value
    of life insurance                       $       --          --        3,826
   Increase (decrease) in accounts
     payable, trade                            221,974      57,814     (156,449)
   Changes in income taxes
    receivable and payable                          --          --      398,668
   Increase (decrease) in accrued
     expenses and other payables              (431,426)    (85,018)     233,747
                                            ----------   ---------   ----------

      Total adjustments                      1,856,295   1,393,668     (794,126)
                                            ----------   ---------   ----------
      Net cash provided by (used
       in) operating activities             $1,482,937     585,742   (2,217,579)
                                            ==========   =========   ==========


Supplemental schedule of noncash operating, investing and financing activities:
  (1) In fiscal year 1992, the Company entered into an agreement to acquire land and a warehouse for $1,350,000. The Company assumed the existing mortgage loan with an original balance of $700,000 and applied $650,000 of the existing deposit towards the purchase of the property in fiscal year 1995.

  (2) Under SFAS No. 115, unrealized holding gains and losses of marketable securities that are classified as available-for-sale are reported as a separate component of stockholder's equity until realized. Unrealized holding gains amounted to $23,337 and $65,381 in 1996 and 1995, respectively.

  (3) In fiscal year 1995, $161,736 of other investment securities transferred to marketable equity securities.


See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.

                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1996 and 1995

(1) SUMMARY OF ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial information has been prepared in conformity with generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

    CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At July 31, 1996 and 1995, the Company held no instruments that would be considered cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

    SECURITY INVESTMENTS

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) at July 31, 1995. Under SFAS No. 115, the Company classifies its investments in debt securities and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities in which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

    Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings.
    Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity (deficit) until realized.

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

    INVESTMENTS IN REAL ESTATE - ACQUISITION, DEVELOPMENT AND CONSTRUCTION
    LOANS

    The Company has originated acquisition, development, and construction (ADC) loans with the following characteristics: (1) the borrower has title to but little or no equity in the underlying

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    security and (2) the Company participates in the profit on the ultimate sale of the project. For financial reporting purposes, the loans have been presented as real estate investments.

    The Company recognizes the interest and fees the Company is entitled to under ADC loans ratably as profits are earned on the sale of individual units in the underlying real estate projects.

    INTANGIBLES

    The costs of the covenants not-to-compete were being amortized on a straight-line basis over the term of the related covenants which range from three to four years (see note 2).

    ACCOUNTING CHANGES - 1997 IMPLEMENTATION

    In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No.
    121). SFAS No. 121, effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The application of SFAS No. 121, effective from August 1, 1996, is not expected to have a material impact to the consolidated financial statements of the Company.

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

(3)  SECURITY INVESTMENTS

    For fiscal year 1996, the Company's investments in marketable equity securities have been classified as available-for-sale and are recorded at fair value. Net unrealized holding gains have been reported as a separate component of stockholders' equity.

    At July 31, 1996 and 1995, the aggregate cost and aggregate fair value of marketable equity securities were as follows:

                                 1996          1995
                                -------       -------
Aggregate cost                  $19,310        45,665
                                =======       =======
Aggregate fair value            $42,647       111,046
                                =======       =======

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    Gross unrealized gains (losses) on the portfolio of marketable equity securities at July 31, 1996, 1995 and 1994 and net realized gains (losses) for the years then ended pertaining to all security investments were as follows:

                                                          NET REALIZED GAINS
                                      UNREALIZED               (LOSSES)
                              --------------------------      ----------
                               GAINS   LOSSES  NET GAINS
                              -------  ------  ---------
1996:
Marketable equity securities  $26,828   3,491     23,337             54,448
                              =======  ======  =========
Other security investments                                          412,627
                                                                -----------
                                                                   $467,075
                                                                ===========
1995:
Marketable equity securities  $68,872   3,491     65,381            236,323
                              =======  ======  =========
Other security investments                                           52,724
                                                                -----------
                                                                   $289,047
                                                                ===========
1994:
Marketable equity securities  $29,240  11,051     18,189             15,050
                              =======  ======  =========
Other security investments                                           (5,897)
                                                                -----------
                                                                   $  9,153
                                                                ===========

(4)  LONG-TERM RECEIVABLES

    The maturities of long-term receivables for fiscal years ending on July 31 are shown in the following summary:

                     1997                                $504,428
                     1998                                   4,859
                     1999                                 456,621
                                                         --------
                                                         $965,908
                                                         ========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    Included in long-term receivables at July 31, 1996 is $500,000 due from an individual with an interest rate of 20% per annum and maturing on June 1, 1997. The receivable is secured by marketable equity securities with a fair value of $875,000 at July 31, 1996.

    At July 31, 1996, substantially all other long-term receivables were secured by real estate. The long-term receivables have a weighted average interest rate of 15%.

(5)  DEVELOPED REAL ESTATE

    The components of developed real estate at July 31, 1996 and 1995 were as follows:

                                                                 1996       1995
                                                             ----------  ---------
Held for sale, at cost:
  Condominium apartment units, a portion of which
   includes undivided interest in land                     $    301,998    302,154
  Commercial property                                         1,350,000  1,350,000
  Other                                                              23         23
                                                             ----------  ---------
                                                              1,652,021  1,652,177
  Less accumulated depreciation                                 208,766    186,345
                                                             ----------  ---------
                                                             $1,443,255  1,465,832
                                                             ==========  =========

(6)  REAL ESTATE INVESTMENTS

    UNDEVELOPED LAND

    Undeveloped land held for sale as of July 31, 1996 was comprised of approximately 39 acres in Makaha Valley on the island of Oahu, state of Hawaii.

    OTHER REAL ESTATE INVESTMENTS

    The Company has extended various ADC loan commitments to corporate real estate ventures to finance residential real estate projects in Las Vegas, Nevada. These financing arrangements are being accounted for as in-substance investments in real estate, whereby the interest and fees the Company is entitled to will be recognized ratably as profits are earned on the sale of units in the underlying real estate projects. Each loan commitment has restrictive loan covenants which limit the maximum amount of loan proceeds available for site acquisition and development and building construction.

    At July 31, 1996 and 1995, all ADC loans were made to corporate real estate ventures which are owned by individuals who have personally guaranteed payment of the ADC loans.

    The following paragraphs summarize the ADC loan arrangements and present summary financial information for the corporate real estate ventures.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    COPPER BLUFFS, LLC

    On June 18, 1996, the Company extended a $600,000 ADC loan commitment to Copper Bluffs, LLC to finance a residential real estate project in Clark County, Nevada. At July 31, 1996, the Company's aggregate investment in the real estate project amounted to $607,000, including $7,000 of capitalized interest. The ADC loan is secured by a marketable equity securities with a fair value of $462,500 at July 31, 1996 and parcel of land in Clark County, Nevada.

    Condensed financial information of Copper Bluffs, LLC is as follows:

                                 BALANCE SHEET

                                 JULY 31, 1996

                                  (UNAUDITED)

                           ASSETS
Cash                                                      $  116,711
Notes receivable                                              56,000
Construction work in progress                              1,609,497
Other current assets                                          25,000
Finished lot equity                                          429,000
                                                        ------------
                                                          $2,236,208
                                                        ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Construction notes payable                                $1,241,930
Due to Capital Investment of Hawaii, Inc.                    600,000
                                                        ------------
        Total liabilities                                  1,841,930
Land equity                                                  429,000
Retained earnings                                            (34,722)
                                                        ------------
        Total stockholders' equity                           394,278
                                                        ------------
                                                          $2,236,208
                                                        ============

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


                                INCOME STATEMENT

                           PERIOD ENDED JULY 31, 1996

                                  (UNAUDITED)

General and administrative expenses                   $ 34,722
                                                      --------
Net loss                                              $(34,722)
                                                      ========

    SUNSET BAY, LLC

    On July 29, 1996, the Company extended a $608,400 ADC loan commitment to Copper Bluffs, LLC to finance a residential real estate project in Clark County, Nevada. At July 31, 1996, the Company's aggregate investment in the real estate project amounted to $608,400. There was no capitalized interest as of July 31, 1996. The ADC loan is secured by marketable equity securities with a fair value of $587,500 at July 31, 1996 and a parcel of land in Clark County, Nevada.

    Condensed financial information of Sunset Bay, LLC is as follows:

                                 BALANCE SHEET

                                 JULY 31, 1996

                                  (UNAUDITED)

                           ASSET
Cash (held in escrow)                                $608,400
                                                 ============

                                  LIABILITITY

Due to Capital Investment of Hawaii, Inc.            $608,400
                                                 ============

    PAGEANTRY COMMUNITIES, INC.

    On June 25, 1996, the Company extended a $900,000 ADC loan commitment to Pageantry Communities, Inc. to finance a residential real estate project known as Tradewinds Subdivision in Clark County, Nevada. At July 31, 1996, the Company's aggregate investment in the real estate amounted to $701,809 including $8,200 of capitalized interest, with an outstanding unfunded commitment totaling $206,391. The ADC loan is secured by a parcel of land in Clark County, Nevada. Restrictive loan covenants limit the maximum amount of loan proceeds available during various phases of the project.

    In September 1996, the Company extended the remaining commitment of $203,391.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    In September 1996 and October 1996, the Company entered into loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Pageantry Communities, Inc. Participants' share of the loan commitment is $750,000 of which $350,000 is from an officer of a subsidiary of the Company. The loan participation agreements further provide that the Company, from time to time, may repurchase from the participants, their participating interests, in whole or in part, for an amount equal to the principal amount of the participating interests. Loans under these participation agreements will earn interest at the rate of 15% and participants share pro rata with the Company as to all payments, collections and recoveries.

    Condensed financial information of Tradewinds Subdivision is as follows:

                                 BALANCE SHEET

                                 JULY 31, 1996

                                  (UNAUDITED)

                           ASSETS
Cash                                                     $    7,003
Construction work in progress                             1,423,614
                                                      -------------
                                                         $1,430,617
                                                      =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Interest payable                                          $   11,945
Notes payable                                                716,235
Due to Capital Investment of Hawaii, Inc.                    693,609
                                                       -------------

       Total liabilities                                   1,421,789
Pageantry Communities, Inc. funded costs                       8,828
                                                       -------------
                                                          $1,430,617
                                                       =============

                                INCOME STATEMENT

                           PERIOD ENDED JULY 31, 1996


                                  (UNAUDITED)

General and administrative expenses                          $ 7,871
                                                       -------------
      Net loss                                               $(7,871)
                                                       =============


                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    TBW, INC.

    On April 29, 1993, the Company extended a $5,205,025 ADC loan commitment to TBW, Inc. to finance a residential real estate project in Clark County, Nevada. During the year ended July 31, 1995, the real estate project was completed with all loan advances being fully repaid.

    MVL, INC.

    On November 12, 1993, the Company extended a $6,101,056 ADC loan commitment to MVL, Inc. to finance a residential real estate project in Clark County, Nevada. At July 31, 1995, the Company's aggregate investment in the real estate project amounted to $1,516,732, including $65,000 of capitalized interest, with an outstanding unfunded commitment totaling $557,200. Restrictive loan covenants limited the maximum amount of the loan proceeds that was available during various phases of the project. During the year ended July 31, 1996, all loan advances were fully repaid.

    Condensed financial information of MVL, Inc. is as follows:

                                 BALANCE SHEET

                                 JULY 31, 1995

                                  ASSETS
Cash                                                                $    196,245
Prepaid fees and deposits                                                214,487
Land                                                                   2,298,994
Construction work in progress                                          1,226,994
                                                                    ------------
                                                                    $  3,936,720
                                                                    ============

                   LIABILITIES AND STOCKHOLDER'S EQUITY
Trade accounts payable                                                  $593,254
Customer deposits                                                        168,362
Related party note payable                                               588,205
Note and interest payable                                                763,851
Due to Capital Investment of Hawaii, Inc.                              1,451,732
                                                                    ------------
       Total liabilities                                               3,565,404
                                                                    ------------
Capital stock                                                              5,000
Retained earnings                                                        366,316
                                                                    ------------
       Total stockholder's equity                                        371,316
                                                                    ------------
                                                                      $3,936,720
                                                                    ============

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


                                INCOME STATEMENT

                            YEAR ENDED JULY 31, 1995

Sales revenue                                   $ 11,161,649
Cost of sales                                    (10,815,642)
                                                ------------
        Gross profit                                 346,007
Other expenses                                       (11,252)
                                                ------------
       Net income                               $    334,755
                                                ============

    QCL, INC.

    On March 9, 1994, the Company extended a $2,900,000 ADC loan commitment to QCL, Inc. to finance a residential real estate project in Clark County, Nevada. At July 31, 1995, the Company's aggregate investment in the real estate project amounted to $662,300, including $47,000 in capitalized interest. Restrictive loan covenants limited the maximum amount of the loan proceeds that was available to $1,900,000. During the year ended July 31, 1996, all loan advances were fully repaid.

    Condensed financial information of QCL, Inc. is as follows:

                                 BALANCE SHEET

                                 JULY 31, 1995

                 ASSETS
Cash                                           $   27,604
Prepaid fees and deposits                          90,827
Related party note receivable                     203,417
Land                                              946,843
Construction work in progress                     923,023
                                               ----------
                                               $2,191,714
                                               ==========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued





            LIABILITIES AND STOCKHOLDER'S EQUITY

Trade accounts payable                                   $  385,184
Customer deposits                                            58,626
Note and interest payable                                   797,257
Due to Capital Investment of Hawaii, Inc.                   615,300
                                                         ----------
       Total liabilities                                  1,856,367
                                                         ----------

Capital stock                                                 5,000
Retained earnings                                           330,347
                                                         ----------

      Total stockholder's equity                            335,347
                                                         ----------
                                                         $2,191,714
                                                         ==========


                                INCOME STATEMENT

                            YEAR ENDED JULY 31, 1995

Sales                                                  $ 10,535,939
Cost of sales                                           (10,205,426)
                                                       ------------
        Gross profit                                        330,513
Other expenses                                                6,191
                                                       ------------
       Net income                                      $    336,704
                                                       ============

     LSR, INC.

     On July 8, 1994, the Company extended a $15,288,287 ADC loan commitment to LSR, Inc. to finance a residential real estate project in Clark County, Nevada. On March 2, 1995, the loan was modified, which reduced the loan commitment to $8,187,879. At July 31, 1995, the Company's aggregate investment in the real estate project amounted to $1,512,828, including $5,500 in capitalized interest, with an outstanding unfunded commitment totaling $4,810,800. At July 31, 1995, restrictive loan covenants limited the maximum amount of loan proceeds available to $1,800,000. During the year ended July 31, 1996, all loan advances were fully repaid.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


     Condensed financial information of LSR, Inc. is as follows:

                                 BALANCE SHEET

                                 JULY 31, 1995

                            ASSETS
Cash                                                 $  104,630
Prepaid fees and deposits                               305,546
Land                                                  2,602,340
Construction work in progress                         1,349,314
                                                     ----------
                                                     $4,361,830
                                                     ==========

             LIABILITIES  AND STOCKHOLDER'S EQUITY
Trade accounts payable                               $  475,487
Customers' deposits                                      16,580
Related party note payable                              447,302
Note and interest payable                             1,893,099
Due to Capital Investment of Hawaii, Inc.*            1,507,328
                                                     ----------
       Total liabilities                              4,339,796
Retained earnings                                        22,034
                                                     ----------


       Total stockholder's equity                        22,034
                                                     ----------
                                                     $4,361,830
                                                     ==========


                                INCOME STATEMENT

                            YEAR ENDED JULY 31, 1995

Sales                                               $ 1,621,475
Cost of sales                                        (1,582,384)
                                                    -----------
        Gross profit                                     39,091
Other expense                                           (17,049)
                                                    -----------
       Net income                                   $    22,042
                                                    ===========




                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued




  * The Company had entered into loan participation agreements which provided that the Company sell, without recourse, to participants an undivided participating interest in the loan to LSR, Inc. Participants' share of the loan commitment amounted to $1,562,620 at July 31, 1995. Certain participants are related parties which, in the aggregate, had a 72% interest at July 31, 1995 in the loan commitment.

     The loan participation agreements further provided that the Company, from time to time, may repurchase from the participants, their participating interests, in whole or in part, for an amount equal to the principal amount of the participating interests. Generally accepted accounting principles require that these participation agreements be accounted for as financing arrangements rather than as sales due to the Company's option to repurchase the participating interests. Accordingly, the participants' loans amounting to $1,562,620 have been presented as "Other investments in real estate" and as "Loans under participation agreements" in the accompanying consolidated balance sheets as of July 31, 1995. Loans under these participation agreements earned interest at the rate of 15% and participants share pro-rata with the Company as to all payments, collections and recoveries. Payments on the loans were received from the proceeds from the sales of the residential units. As of July 31, 1996, all amounts under these participation agreements have been fully repaid.

     The following summarizes the Company's other investments in real estate and related deferred income which is presented as "other payables" in the accompanying consolidated balance sheets.

                                                   CAPITALIZED             DEFERRED
             PROJECT                     ADVANCES    INTEREST      TOTAL     INCOME
----------------------------------     ----------  -----------  ---------  --------
As of July 31, 1996:
 Copper Bluffs, LLC                    $  600,000        7,000    607,000    14,000
 Sunset Bay, LLC                          608,400           --    608,400     1,014
 Pageantry
  Communities, Inc.                       693,609        8,200    701,809    13,872
                                       ----------  -----------  ---------  --------
                                       $1,902,009       15,200  1,917,209    28,886
                                       ==========  ===========  =========  ========
As of July 31, 1995:
   MVL, Inc.                           $1,451,732       65,000  1,516,732   237,000
   QCL, Inc.                              615,300       47,000    662,300   153,000
   LSR, Inc.                            1,507,328        5,500  1,512,828   105,000
                                       ----------  -----------  ---------  --------
                                       $3,574,360      117,500  3,691,860   495,000
                                       ==========  ===========  =========  ========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


(7)  INDEBTEDNESS

    Indebtedness at July 31, 1996 and 1995 is summarized as follows:

                                                                   1996         1995
                                                                ----------    ---------
Mortgage notes:
 9-1/2%, payable to individuals in monthly installments of
  interest only, due on demand                                  $  200,000      200,000
 9-1/2%, payable to a corporation in monthly installments
  of interest only, due February 28, 1997                        1,000,000    1,000,000
 9-1/2%, payable to a financial institution in monthly
  installments of $6,125 including interest, due July 1,
  2001                                                             664,493      674,247
                                                                ----------    ---------
                                                                 1,864,493    1,874,247
                                                                ----------    ---------
Other notes, secured:
  Interest at index rate (8.75% at July 31, 1996) plus 1.5%, payable to a financial institution in monthly
    installments of $762 including interest, due
    February 2, 1997                                                   714        9,289
  Interest at prime (8.25% at July 31, 1996) plus 2.0%,
    payable to a financial institution in monthly
    installments of principal of $11,138, plus interest,
    due February 1, 1997, but payable on demand as
    subsidiary is in violation of certain financial
    covenants in loan agreement                                    345,223      473,850
  10%, payable to a financial institution in monthly
    installments of $14,539 including interest, due June 1,
    1997                                                           394,454    1,448,585
  Interest at prime (8.25% at July 31, 1996) plus 2.5%,
    payable to a financial institution in monthly
    installments of interest only, due February 1, 1997            100,000      100,000
  Interest at prime (8.25% at July 31, 1996) plus 1.5%,
    payable to a financial institution in monthly
    installments of $1,706 including interest, due through
    July 23, 1997                                                   10,980       29,371
  10%, payable to a financial institution in monthly
    installments of $2,272 including interest, due
    August 1, 1998                                                 250,000           --
  Interest at prime (8.25% at July 31, 1996) plus 1.25%
    until September 3, 1997, then interest at prime plus
    1.5%, payable to a financial institution in monthly
    installments of $278 including interest, due August 3,
    2000                                                            11,093           --

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued




                                                                1996          1995
                                                            ----------      ---------
Interest at prime (8.25% at July 31, 1996) plus 1.25%
  until December 1, 1997; interest at prime plus 1.5%
  thereafter payable to a financial institution in
  monthly principal of $322 plus interest, due
  October 31, 2000                                               16,424            --
Interest at prime (8.25% at July 31, 1996) plus 1.5%
  payable to a financial institution in monthly
  principal of $1,111 plus interest, due December 22,
  1998                                                           31,223            --
11% payable to a financial institution in monthly
  installments of $2,477 including interest, paid in full
  on March 29, 1996                                                  --       258,921
11% payable to a financial institution in monthly
  installments of $3,208 including interest, paid in full
  on August 1, 1995                                                 --        350,000
                                                            ----------      ---------
                                                             1,160,111      2,670,016
                                                            ----------      ---------

Debentures - at stated rates (7% to 9.5%), payable to
  individuals in quarterly installments of interest only,
  all of which have matured and are payable on
  demand; amount authorized by indenture, $19,000,000        2,062,245      2,108,245
                                                            ----------      ---------


Other notes, unsecured:
  Interest at stated rates (6% to 9.5%), term notes
    payable to individuals in quarterly installments of
    interest only, due two years from date of issuance         297,567        269,605
  Interest at stated rates (8.0% to 9.5%), payable to
    individuals in quarterly installments of interest
    only, payable on demand except $75,000 due
    February 14, 1997 (of which $5,000 and $105,000 at
    July 31, 1996 and 1995, respectively, due to related
    parties)                                                  130,000         230,000
                                                            ----------      ---------
                                                              427,567         499,605
                                                           ----------       ---------
                                                           $5,514,416       7,152,113
                                                           ==========       =========

The Company has a $100,000 working capital line of credit with a bank. As of July 31, 1996, the outstanding drawings amounted to $100,000. The line of credit expires on February 1, 1997.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    Maturities of indebtedness over the next five fiscal years ending on July 31 are shown in the following summary:

                   1997                                           $4,331,451
                   1998                                              521,903
                   1999                                               24,412
                   2000                                               21,482
                   2001                                              615,168
                                                                  ----------
                                                                  $5,514,416
                                                                  ==========

    The carrying amounts of assets pledged as collateral for indebtedness as of July 31, 1996 were as follows:

                    Cash and cash equivalents                     $  32,099
                    Marketable equity securities                     42,647
                    Notes receivable                                453,989
                    Inventories                                      65,322
                    Developed real estate                         1,443,255
                    Investment in other securities                  700,454
                    Property and equipment                          205,744
                                                                 ==========



    In addition, the rights and interests in insurance policies, income or profits, and other contracts and agreements of the Company and Latipac Fine Foods, Inc., a wholly owned subsidiary, were pledged as collateral for indebtedness as of July 31, 1996.

(8)  INCOME TAXES

    The components of the provision for income taxes are as follows:



                                                                    CURRENT
                                                                 ----------
                    1994:
                    Federal                                         $20,575
                    State                                              (186)
                    Foreign                                             (48)
                                                                 ----------
                                                                    $20,341
                                                                 ==========


                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    The provision (benefit) for income taxes applicable to loss before income taxes for fiscal years 1996, 1995 and 1994 differ from the "expected benefit for income taxes" for those years (computed by applying the U.S. federal income tax rate of 34% to loss before income taxes) as follows:

                                                   1996       1995       1994
                                                ----------  ---------  ---------
Computed "expected" tax benefit                 $(126,942)  (274,695)  (477,058)
Net operating losses for which no
 deferred income tax benefit has been
 recognized                                       111,222    255,602    448,157
Dividends received deduction                       (3,209)    (2,508)    (1,174)
Over accrual of prior years' income tax
 benefit                                               --         --     20,341
Officers' life insurance                           16,441     17,794     24,495
Other, net                                          2,488      3,807      5,580
                                                ---------   --------   --------
                                                $      --         --     20,341
                                                =========   ========   ========

    In February 1992, the FASB issued Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

    Effective August 1, 1993, the Company adopted SFAS No. 109. There was no cumulative effect of a change in accounting method as of August 1, 1993 and prior fiscal years were not restated.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1996 and 1995 are presented below.

                                                                   1996         1995
                                                                ----------   ----------
Deferred tax assets:
  Deferred compensation agreement                               $   64,300       79,700
  Other investment securities, permanent decline in
   market value                                                     83,100       83,100
  Deferred income on other real estate investment                   11,000      188,100
  Net tax operating loss carryforwards                           1,038,100      749,800
  Other                                                             95,600      102,600
                                                                ----------   ----------
        Total gross deferred tax assets                          1,292,100    1,203,300
  Less valuation allowance                                      (1,285,100)  (1,157,400)
                                                                ----------   ----------
        Net deferred tax assets                                 $    7,000       45,900
                                                                ==========   ==========
Deferred tax liabilities:
  Capitalized interest on other real estate investments         $    5,800       44,700
  Other                                                              1,200        1,200
                                                                ----------   ----------
        Total gross deferred tax liabilities                    $    7,000       45,900
                                                                ==========   ==========

    The net change in the total valuation allowance for the years ended July 31, 1996 and 1995 were increases of $127,700 and $242,700, respectively.

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

    As of July 31, 1996, the Company had tax net operating loss carryforwards of approximately $2,600,000 and $3,700,000 for federal and state income tax purposes, respectively, which can be used to offset future taxable income through 2011.

(9)  DEFERRED COMPENSATION

    The Company has a deferred compensation agreement under which the Company is obligated to pay $5,000 each month for 120 consecutive months to the spouse of the late Mr. Chinn Ho, the former chairman of the Executive Committee. The Company commenced monthly payments in accordance with the deferred compensation agreement to Mrs. Chinn Ho in November 1989. The accrued obligation as of July 31, 1996 and 1995 amounted to $169,158 and $209,777, respectively, and is included in the consolidated balance sheet as other payables.

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

    Consolidated future minimum payments required under noncancelable operating leases as of July 31, 1996 are summarized as follows:

               Year ending July 31:
                     1997                                $  329,562
                     1998                                   330,960
                     1999                                   286,897
                     2000                                   281,815
                     2001                                   280,120
                     Thereafter                           2,529,367
                                                         ----------
                                                         $4,038,721
                                                         ==========

    Net rent expense for all operating leases was $501,100, $449,900 and $423,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

(11) COMMITMENT AND CONTINGENT LIABILITIES

    Under the provision of various agreements relating to its participation in mortgage notes receivable sold with recourse, the Company is committed to repurchase notes that become delinquent, as specified in the agreements, if requested to do so by the holder of the notes. At July 31, 1996 the outstanding balances of notes receivable sold that were subject to the aforementioned recourse provisions aggregated $186,000. The Company may be subject to similar recourse provisions with respect to additional outstanding balances of notes aggregating approximately $76,000 at July 31, 1996, although management does not believe this was the intent of the parties to the agreements related to the sale of its participation in notes receivable. The mortgage notes referred to above relate to condominium unit sales in 1972 and 1973. Management believes that if the Company is required to repurchase delinquent notes, no losses will be incurred as the proceeds from the sale of real estate securing the notes would be adequate to satisfy the related debt obligations.

(12) FOURTH QUARTER RESULTS (UNAUDITED)

    Fourth quarter results for the year ended July 31, 1996 are as follows:

              Revenues                                      $1,850,766
                                                            ==========
              Net loss ($.16 per common share)              $ (168,615)
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

(14) SEGMENT INFORMATION

    The Company has classified its business activities into significant segments for the years ended July 31, 1996, 1995 and 1994. The Company's operations have been classified into real estate, security and other investing, wholesale bakery and other activities. Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and investment in undeveloped real estate. Also included in real estate activities are interest income on notes receivable arising from property sales and from loans made to development projects. Security and other investing include gain or loss from security investments, investment income related to the ownership of such investments and income from a partnership. Other activities include the Company's rental agency businesses and other miscellaneous activities. The following is a summary of segment financial information for the years ended July 31, 1996, 1995 and 1994:

                                                   1996       1995       1994
                                                ----------  ---------  ---------
Revenues:
  Real estate activities:
   Property rentals                             $  178,325     87,741     59,631
   Income from ADC loan
    arrangements                                 1,143,229  1,360,568    861,594
   Interest income                                 124,155    181,077    399,300
   Other                                                --         --     17,847
                                                ----------  ---------  ---------
          Total real estate
           activities                            1,445,709  1,629,386  1,338,372
                                                ----------  ---------  ---------

Security and other investing
 activities:
  Gains from securities                            467,075    289,047      9,153
  Dividends and interest                            59,177     36,589     40,385
                                                ----------  ---------  ---------
      Total security and other
       investing activities                        526,252    325,636     49,538
                                                ----------  ---------  ---------
Wholesale bakery activities                      5,521,390  4,965,794  5,410,698
Other activities                                   722,910    650,138    737,641
                                                ----------  ---------  ---------
                                                $8,216,261  7,570,954  7,536,249
                                                ==========  =========  =========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued




                                              1996         1995         1994
                                           ----------   ----------   -----------
Operating income (loss):
   Real estate activities                  $1,016,950    1,191,284      792,363
   Security and other investing
    activities                                479,910      278,666        1,587
   Wholesale bakery activities               (330,923)    (526,037)    (870,605)
   Other activities                            43,294      (14,817)     107,759
                                           ----------   ----------   ----------
         Income from operations             1,209,231      929,096       31,104
   Interest expense                          (893,983)  (1,029,436)    (677,098)
   Corporate expenses                        (688,606)    (707,586)    (757,118)
   Provision for income taxes                      --           --      (20,341)
                                           ----------   ----------   ----------
          Net loss                         $ (373,358)    (807,926)  (1,423,453)
                                           ==========   ==========   ==========
Depreciation and amortization:
  Real estate activities                   $   30,768       18,210       20,732
  Security and other investing
   activities                                     780        1,412        1,893
  Wholesale bakery activities                 156,899      270,055      578,130
  Other activities                             16,244       21,075       24,746
                                           ----------   ----------   ----------
         Total segments                       204,691      310,752      625,501
  Corporate                                     7,145       12,948       17,350
                                           ----------   ----------   ----------
                                           $  211,836      323,700      642,851
                                           ==========   ==========   ==========
Capital expenditures:
  Real estate activities                   $    2,201    1,379,251       10,310
  Wholesale bakery activities                  96,179       65,896       69,920
  Other activities                                790          341        5,597
  Corporate                                     8,182        9,741        2,206
                                           ----------   ----------   ----------
                                           $  107,352    1,455,229       88,033
                                           ==========   ==========   ==========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued




                                                 1996        1995        1994
                                              ----------  ----------  ----------
Identifiable assets:
   Real estate activities                     $4,479,964   6,975,918   7,921,148
   Security and other investing
    activities                                   745,019     922,165   1,007,298
   Wholesale bakery activities                   638,400     674,742     945,097
   Other activities                              128,501     728,060     405,385
                                              ----------  ----------  ----------
          Total segments                       5,991,884   9,300,885  10,278,928
Corporate                                        800,698   1,316,868   1,219,373
                                              ----------  ----------  ----------
                                              $6,792,582  10,617,753  11,498,301
                                              ==========  ==========  ==========

    Sales between business segments are immaterial and are netted against the sales of the respective segment.

(15) BUSINESS AND CREDIT CONCENTRATIONS

    Substantially all of the Company's business activity is with customers located in the state of Hawaii and Las Vegas, Nevada. The majority of customers of the Company's operating businesses are related to the hospitality industry.

    The Company's business activities in Las Vegas related solely to financing residential real estate development projects. At July 31, 1996 and 1995, the Company had outstanding ADC loans of $1,902,009 and $3,574,360 due from corporate real estate ventures which are owned by a single developer.
    Under participation agreements the Company had sold $1,562,620 of these loans without recourse as of July 31, 1995 (see note 6).

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each applicable class of financial instruments for which it is practicable to estimate that value:

    The carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and debentures approximate fair value because of the short maturity of these instruments.

    MARKETABLE EQUITY SECURITIES AND OTHER INVESTMENT SECURITIES

    Fair value is based on quoted market prices or dealer quotes.

    LONG-TERM RECEIVABLES AND OTHER REAL ESTATE INVESTMENTS

    Fair value is determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued


    INDEBTEDNESS

    Fair value of mortgage notes, other notes, secured and other notes, unsecured is estimated by discounting the future cash flows of each instrument based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities. The carrying amount of debentures approximates fair value because of the short maturity of this investment.

    DEFERRED COMPENSATION PAYABLE

    Fair value is determined as the present value of expected future cash flows discounted at the current rates offered for commercial debt.

    LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are provided for certain existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

                                                     JULY 31, 1996
                                             --------------------------------
                                                                     FAIR
        FINANCIAL ASSETS                     CARRYING AMOUNT         VALUE
        ----------------                     ---------------       ----------
Cash and cash equivalents                       $ 757,399            757,399
Marketable equity securities                       42,647             42,647
Trade accounts receivable                         470,042            470,042
Long-term receivables                             965,908            886,218
Other investments:
  Real estate                                   1,917,209          1,785,774
  Securities                                      700,454          1,511,892

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued




                                                       JULY 31, 1996
                                                ----------------------------
                                                                     FAIR
    FINANCIAL LIABILITIES                       CARRYING AMOUNT      VALUE
    ---------------------                       ---------------    ---------
Accounts payable                                  $  651,407         651,407
Accrued expenses:
  Interest                                            55,348          55,348
  Taxes other than income                             16,954          16,954
  Other                                              614,626         614,626
Mortgage notes                                     1,864,493       1,662,857
Other notes, secured                               1,160,111       1,112,537
Debentures                                         2,062,245       2,062,245
Other notes, unsecured                               427,567         424,752
Deferred compensation payable                        169,158         169,158

                                  Schedule II

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves
                    Years ended July 31, 1996, 1995 and 1994



                                                                      ADDITIONS
                                                            ------------------------------
                                             BALANCE OF      CHARGED TO
                                            BEGINNING OF     COSTS AND      CHARGED TO                        BALANCE AT
            DESCRIPTION                       PERIOD          EXPENSES    OTHER ACCOUNTS   DEDUCTIONS        END OF PERIOD
------------------------------------        -----------     ----------    -------------  ------------        -------------
Year ended  July 31, 1996:
  Allowance for doubtful receivables        $   31,860          24,500             --        31,358(1)              25,001
                                            ==========      ==========     ==========    ==========             ==========
Year ended July 31, 1995:
  Allowance for doubtful receivables        $   58,544          (3,482)            --        23,202(1)              31,860
                                            ==========      ==========     ==========    ==========             ==========
Year ended July 31, 1994:
  Allowance for doubtful receivables        $   56,641         126,788             --       124,885(1)              58,544
                                            ==========      ==========     ==========    ==========             ==========


(1) Accounts receivable written off.

                                  Schedule III
                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                                 July 31, 1996

                                                                        Cost
                                                                    capitalized
                                                                   subsequent to       Gross amount at which
                                          Initial Cost to Company   acquisition      carried at close of period
                                          ------------------------ -------------   ------------------------------
                                                        Buildings                             Buildings
                                                          and                                   and                  Accumulated
   Description           Encumbrances       Land      Improvements  Improvements    Land    Improvements   Total     depreciation
   -----------           ------------    ----------   ------------  ------------   -------  ------------  -------    ------------
Developed real estate -
 held for sale
  Condominium
   apartments:
    Makaha, Hawaii     Note payable on
                        apartments to
                        financial
                        institution      $  (2,323)      30,138        13,381       (2,323)     43,519      41,196        9,165

    Honolulu, Hawaii   Mortgages payable
                        on four apart-
                        ments to various
                        individuals and
                        company; note
                        payable on one
                        apartment to
                        financial
                        institution         24,578      166,705        69,519       24,578     236,224     260,802      184,037

  Commercial/          Mortgages payable
   industrial:          to financial
    Honolulu, Hawaii    institution and
                        company; notes
                        payable to
                        financial
                        institution        743,000      607,000            --      743,000     607,000   1,350,000       15,564

Other miscellaneous
 developed real
 estate located in
 Hawaii                None                     23           --            --           23          --          23           --
                                          --------      -------       -------      -------     -------   ---------      -------

     Total developed
      real estate                          765,278      803,843        82,900      765,278     886,743   1,652,021(A)   208,766(B)

Undeveloped land
 held for sale -
 Makaha, Hawaii        None                 73,290           --        61,184       73,290      61,184     134,474(C)        --(D)
                                          --------      -------       -------      -------     -------   ---------      -------
     Grand total                          $838,568      803,843       144,084      838,568     947,927   1,786,495      208,766
                                          ========      =======       =======      =======     =======   =========      =======




                                                                   Life on which depreciation in
                             Date of                                   latest income statement
   Description            construction          Date acquired                is computed
   -----------            ------------          -------------       -----------------------------
Developed real estate -
 held for sale
  Condominium
   apartments:           Completed              Various 1973       36 to 40 years for apartments,
    Makaha, Hawaii        February 1971          to 1985            5 years for furnishings

    Honolulu, Hawaii     Completed 1964         Various 1964       40 years for apartments,
                          and 1968               to 1985            5 years for furnishings

  Commercial/
   industrial:
    Honolulu, Hawaii          1986              July 1995          39 years

Other miscellaneous
 developed real
 estate located in
 Hawaii                  April 1956             July 1953

Undeveloped land
 held for sale -
 Makaha, Hawaii                                 May 1973           Primarily over 20 years


                              Schedule III, Cont.
                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
              Real Estate and Accumulated Depreciation, Continued


(1) Changes during the two years ended July 31, 1996:

                                                                           1996              1995
                                                                      -------------      -------------
    Cost of real estate:
      Balance at beginning of year                                    $    1,786,651          408,317

      Additions during year - improvements to real estate                      2,200        1,379,251
      Deductions during year - cost of retirements                            (2,356)            (917)
                                                                       -------------    -------------
      Balance at end of year                                          $    1,786,495        1,786,651
                                                                       =============    =============
    Accumulated depreciation  of real estate:
      Balance at beginning of year                                    $      186,345          176,259

      Additions  during  the year  -  charged  to  costs  and
       expenses                                                               24,777           11,003
      Deductions during the year - retirements and sales                      (2,356)            (917)
                                                                       -------------    -------------
      Balance at end of year                                          $      208,766          186,345
                                                                       =============    =============



(2) Aggregate original cost for federal income tax purposes amounted to $1,862,484 for 1996.

(3)      Presentation on consolidated balance sheet as of July 31, 1996:

                                                                                             UNDEVELOPED
                                                                          DEVELOPED           LAND HELD
                                                                         REAL ESTATE           FOR SALE
                                                                       -------------       -------------
      Cost                                                                $1,652,021 (A)         134,474(C)
       Less accumulated depreciation                                         208,766 (B)             -- (D)
                                                                       -------------       -------------
                                                                      $    1,443,255             134,474
                                                                       =============       =============



                                  Schedule IV
                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
                         Mortgage Loans on Real Estate
                                 July 31, 1996


                                                               FINAL                PERIODIC
              DESCRIPTION                  INTEREST RATE    MATURITY DATE        PAYMENT TERMS               PRIOR LIENS
              -----------                  -------------    -------------        -------------               -----------
First mortgage - payable to a corporation
   on condominium apartments located in                                         Monthly installments
   Honolulu, Hawaii                           9-1/2%       February 28, 1997     of interest only           $        --

First  mortgages - payable to individuals
   on condominium apartment located                                             Monthly installments
   in Honolulu, Hawaii                        9-1/2%       On Demand             of interest only                    --

First mortgages - payable to a financial                                        Monthly installments
   insititution on land and warehouse                                            of $6,125, including
        located in Honolulu, Hawaii           9-1/2%       July 1, 2001          interest                            --
                                                                                                            -----------
                                                                                                            $        --
                                                                                                            ===========


                                                                                 PRINCIPAL AMOUNT OF
                                                  FACE          CARRYING           LOANS SUBJECT TO
                                                AMOUNT OF       AMOUNT OF        DELINQUENT PRINCIPAL
               DESCRIPTION                      MORTGAGES      MORTGAGE (1)        OR INTEREST
               -----------                     ----------      -----------       -------------------
First mortgage - payable to a corporation
   on condominium apartments located in
   Honolulu, Hawaii                            1,000,000       1,000,000                  --

First  mortgages - payable to individuals
   on condominium apartment located
   in Honolulu, Hawaii                           200,000         200,000                  --

First mortgages - payable to a financial
   insititution on land and warehouse
        located in Honolulu, Hawaii              700,000         664,493                  --
                                              ----------     -----------          ----------
                                               1,900,000       1,864,493                  --
                                              ==========     ===========          ==========










   (1)Changes during the two years ended July 31, 1996 and 1995:

                                               1996                 1995
                                           ------------          ----------
   Balance at beginning of year            $  1,874,247           1,200,000

   Additions during the year                         --             700,000

   Deductions during the year                    (9,754)            (25,753)
                                           ------------          ----------
   Balance at end of year                  $  1,864,493           1,874,247
                                           ============          ==========


                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAPITAL INVESTMENT OF HAWAII, INC.


Date: October 23, 1996                By:   /s/  STUART T.K. HO
                                         --------------------------------------
                                         Stuart T.K. Ho, Chairman of the Board,
                                         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                      /s/  DEAN T.W. HO
Date: October 23, 1996                -----------------------------------------
                                      Dean T.W. Ho, Vice Chairman, Secretary
                                      and Director


                                      /s/  DONALD M. WONG
Date: October 23, 1996                -----------------------------------------
                                      Donald M. Wong, Senior Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Director


                                      /s/  HARRIET H. MATSUO
Date: October 23, 1996                -----------------------------------------
                                      Harriet H. Matsuo, Assistant Secretary
                                      and Assistant Treasurer


                                      /s/  GRETA U. NAKAO
Date: October 23, 1996                -----------------------------------------
                                      Greta U. Nakao, Assistant Secretary
                                      and Assistant Treasurer


                                      /s/  PEDRO P. ADA
Date: October 23, 1996                -----------------------------------------
                                      Pedro P. Ada, Director


                                      /s/  C. B. SUNG
Date: October 23, 1996                -----------------------------------------
                                      C. B. Sung, Director


                                      /s/  STANLEY W. HONG
Date: October 23, 1996                -----------------------------------------
                                      Stanley W. Hong, Director



                                      /s/  WALTER LUM
Date: October 23, 1996                -----------------------------------------
                                      Walter Lum, Assistant Treasurer