Form 10-Q
period 1996-10-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1996-12-13
CIK 17221

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________


Commission File Number 0-4179
                       ------

                       CAPITAL INVESTMENT OF HAWAII, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Hawaii                                       99-0065664
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 1700, Makai Tower, 733 Bishop Street
                 Honolulu, Hawaii                               96813
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


   Registrant's telephone number, including area code    (808) 537-3981
                                                      -------------------------

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
                                               ------       -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 1,032,683 shares outstanding of common stock, no par value, as of October 31, 1996.

                         PART I - FINANCIAL INFORMATION

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                       October 31, 1996 and July 31, 1996

                                     ASSETS

                                                                 October 31,
                                                                    1996                 July 31,
                                                                (Unaudited)                1996
                                                              ---------------        ---------------
Cash and cash equivalents                                     $       159,769                757,399
Marketable equity securities                                           42,647                 42,647
Receivables:
      Trade accounts and notes, less allowance
             for doubtful receivables of $30,001
             at October 31, 1996 and $25,001 at
             July 31, 1996                                            479,434                470,042
      Long-term receivables (including current
             installments of $504,275 at October 31,
             1996 and $504,428 at July 31, 1996                       964,839                965,908
                                                              ---------------        ---------------

                              Total receivables                     1,444,273              1,435,950
                                                              ---------------        ---------------

Inventories                                                            61,077                 65,322
Developed real estate, less accumulated depre-
      ciation of $214,824 at October 31, 1996
      and $208,766 at July 31, 1996                                 1,437,196              1,443,255
Undeveloped land held for sale                                        134,474                134,474
Other investments:
      Real estate                                                   2,530,546              1,917,209
      Securities                                                      845,450                700,454
                                                              ---------------        ---------------

                                                                    3,375,996              2,617,663
                                                              ---------------        ---------------
Property and equipment, at cost, less accumulated
      depreciation of $1,990,697 at October 31,
      1996 and $1,953,414 at July 31, 1996                            218,664                224,646
Deferred charges and other assets                                     252,324                 71,226
                                                              ---------------        ---------------

                                                              $     7,126,420              6,792,582
                                                              ===============        ===============





See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                       October 31, 1996 and July 31, 1996


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                 October 31,
                                                                    1996                 July 31,
                                                                (Unaudited)                1996
                                                              ---------------        ---------------
Indebtedness (current installments of $4,268,780
      at October 31,1996 and $4,331,451 at
      July 31, 1996):
             Debentures                                       $     2,047,245              2,062,245
             Mortgage notes                                         1,861,969              1,864,493
             Other notes, secured                                   1,081,740              1,160,111
             Other notes, unsecured                                   450,772                427,567
                                                              ---------------        ---------------

                          Total indebtedness                        5,441,726              5,514,416
                                                              ---------------        ---------------

Accounts payable, trade                                               680,171                651,407
Accrued expenses                                                      614,539                686,928
Other payables:
      Loans under participation agreement:
             Related parties                                          350,000                      -
             Other                                                    400,000                      -
      Other                                                           286,371                230,376
                                                              ---------------        ---------------

                                                                    1,036,371                230,376
                                                              ---------------        ---------------

Stockholders' deficit:
      Common stock without par value.
             Authorized 2,531,765 shares;  issued
                 1,723,765 shares at stated value of
                 $1 per share.  (No shares reserved
                 for conversion, warrants, options
                 or other rights)                                   1,723,765              1,723,765
      Additional paid-in capital                                      469,321                469,321
      Retained earnings                                             1,194,677              1,550,519
                                                              ---------------        ---------------

                                                                    3,387,763              3,743,605
      Deduct cost of 691,082 common shares in
             treasury                                              (4,057,487)            (4,057,487)
      Unrealized gain on marketable equity securities                  23,337                 23,337
                                                              ---------------        ---------------

                              Stockholders' deficit                  (646,387)              (290,545)
                                                              ---------------        ---------------

                                                              $     7,126,420              6,792,582
                                                              ===============        ===============

See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                  Three months ended October 31, 1996 and 1995

                                  (Unaudited)


                                                                      1996                      1995
                                                                      ----                      ----
Revenues:
    Net product sales                                            $    1,294,952                1,343,378
    Commission and fees                                                 139,609                  133,295
    Income from investments                                             199,291                  420,666
    Other                                                                   763                   38,807
                                                                 --------------            -------------

                                                                      1,634,615                1,936,146
                                                                 --------------            -------------
Cost and expenses:
    Cost of product sales                                               779,823                  831,779
    Other direct operating expenses and general
         and administrative expenses                                  1,118,516                1,194,007
    Interest                                                             92,118                  231,202
                                                                 --------------            -------------

                                                                      1,990,457                2,256,988
                                                                 --------------            -------------

                 Net loss                                        $    (355,842)            $   (320,842)
                                                                 ==============            =============

                 Net loss per common share                       $        (.34)                     (.31)
                                                                 ==============            ==============

Dividends per common share                                                 NONE                     NONE
                                                                 --------------            -------------

Weighted average number of common shares
    outstanding during the period                                     1,032,683                1,032,683
                                                                 ==============            =============





See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                  Three months ended October 31, 1996 and 1995

                                  (Unaudited)


                                                                      1996                   1995
                                                                      ----                   ----
Retained earnings at July 31                                   $    1,550,519              1,923,877
Net loss                                                             (355,842)              (320,842)
                                                               --------------          -------------

Retained earnings at October 31                                $    1,194,677              1,603,035
                                                               ==============          =============





See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                  Three months ended October 31, 1996 and 1995

                                  (Unaudited)


                                                                      1996                   1995
                                                                      ----                   ----
Net cash provided by (used in) operating activities            $   (1,209,078)               166,310
                                                               --------------          -------------

Cash flows from investing activities:
      Purchase of securities and other investments                   (179,015)                     -
      Proceeds from sales of securities                               125,743                 92,395
      Capital expenditures                                            (12,590)               (17,396)
                                                               --------------          -------------

Net cash provided by (used in) investing activities                   (65,862)                74,999
                                                               --------------          -------------

Cash flows from financing activities:
      Proceeds from long-term debt                                     23,205                 40,665
      Principal payments on indebtedness                              (95,895)              (504,431)
      Proceeds received under loan participa-
           tion agreements                                            750,000                      -
      Payments made under loan participation
           agreements                                                       -               (211,268)
                                                               --------------          -------------

Net cash provided by (used in) financing activities                   677,310               (675,034)
                                                               --------------          -------------

Decrease in cash and cash equivalents                                (597,630)              (433,725)

Cash and cash equivalents at beginning of period                      757,399              1,287,636
                                                               --------------          -------------

Cash and cash equivalents at end of period                     $      159,769                853,911
                                                               ==============          =============




See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Information

                                  (Unaudited)


(1) Basis of Presentation

    The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1996 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended October 31, 1996.

    In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of October 31, 1996 and July 31, 1996, the results of its operations for the three months ended October 31, 1996 and 1995, and its cash flows for the three months ended October 31, 1996 and 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2) Other Real Estate Investments

    PAGEANTRY COMMUNITIES, INC.

    In September 1996, the Company extended the remaining acquisition, development and construction (ADC) loan commitment to Pageantry Communities, Inc. of $206,391.

    In September 1996 and October 1996, the Company entered into loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Pageantry Communities, Inc. Participants share of the loan commitment is $750,000 of which $350,000 is from an officer of a subsidiary of the Company. Loans under these participation agreements earn interest at the rate of 15% and participants share pro rata with the Company as to all payments, collections and recoveries.

    RED ROCK CANYON

    On September 27, 1996, the Company extended a $500,000 ADC loan commitment to finance a residential real estate project in Washington County, Utah. At October 31, 1996, the Company's aggregate investment in the real estate project amounted to $356,819, with an outstanding unfunded commitment totaling $150,000.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

             RESULTS OF OPERATIONS

             The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, product sales, including bakery goods and investing in securities, which activities are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three months ended October 31, 1996 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three months ended October 31, 1995.

             Net Product Sales

             The decrease in net product sales of $48,426 for the three months ended October 31, 1996 as compared to the same period in 1995 is due to the decrease in sales of Latipac Fine Foods, Incorporated, which operates under the name Bakery Europa. This decrease is attributed primarily to the general decline in the economy in the State of Hawaii for 1996 which affects the airline and hotel industries which Bakery Europa supplies.

             Income from Investments

             The decrease in income from investments of $221,375 for the three months ended October 31, 1996 as compared to the same period in 1995 is primarily due to the decrease in income from acquisition, development and construction (ADC) loans in Las Vegas, Nevada.
             The projects which the ADC loans were funding for the three months ended October 31, 1995 were in their completion stages as compared to the same period in 1996 when the ADC projects were in the early stages of construction. As such, the decline in sales activity of the projects in 1996 resulted in the decrease in income from the ADC loans.

             Cost of Product Sales

             The decrease in cost of product sales of $51,956 for the three months ended October 31, 1996 as compared to the same period in 1995 is due to the decrease in product sales for Bakery Europa.

             As a percentage of net sales, the cost of bakery sales decreased to 60% for the three months ended October 31, 1996 as compared to 62% for the same period in 1995.

             Interest Expense

             The decrease in interest expense of $139,084 for the three months ended October 31, 1996 as compared to the same period in 1995 is due to a decrease in borrowings related to the financing of real estate investments.

             LIQUIDITY AND CAPITAL RESOURCES

             At October 31, 1996, the Company held cash and cash equivalents of $159,769. The decrease in cash of $597,630 for the three months ended October 31, 1996 is primarily due to cash used in operating activities.

             Included in cash used in operating activities for the three months ended October 31, 1996 was approximately $556,400 of advances for the construction of residential developments in Las Vegas, Nevada and Washington County, Utah. The Company's net loss of $355,842 is also included in cash used in operating activities.

             Cash flows from financing activities for the three months ended October 31, 1996 includes principal payments on indebtedness which amounted to $95,895. Proceeds received on loan participation agreements in the Company's loan to Pageantry Communities, Inc. amounted to $750,000 for the three months ended October 31, 1996.

             The Company, during the three months ended October 31, 1996, was able to meet operating cash requirements with cash on hand at July
             31, 1996 and proceeds from loan participation agreements.    Cash
             requirements for the remaining quarters of fiscal 1997 will be satisfied from operations, institutional borrowings, loan participation agreements and collections of principal and interest on ADC loans.

                          PART II - OTHER INFORMATION


Items 1,2,3,4,5,6.        None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   December 10, 1996             ----------------------------------------
                                       Stuart T.K. Ho, Chairman of the Board
                                       and President


Dated:   December 10, 1996             ----------------------------------------
                                       Donald M. Wong, Senior Vice President
                                       and Treasurer