Form 10-K/A
period 1996-07-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1997-01-31
CIK 17221

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                 UNITED STATES

                                  Form 10-K/A

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




                                        /s/ KPMG Peat Marwick LLP
                                        ------------------------------------


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

                                      CAPITAL INVESTMENT OF HAWAII, INC.


Date: January 29, 1997                By:   /s/  STUART T.K. HO
                                         --------------------------------------
                                         Stuart T.K. Ho, Chairman of the Board,
                                         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                      /s/  DEAN T.W. HO
Date: January 29, 1997                -----------------------------------------
                                      Dean T.W. Ho, Vice Chairman, Secretary
                                      and Director


                                      /s/  DONALD M. WONG
Date: January 29, 1997                -----------------------------------------
                                      Donald M. Wong, Senior Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Director


                                      /s/  HARRIET H. MATSUO
Date: January 29, 1997                -----------------------------------------
                                      Harriet H. Matsuo, Assistant Secretary
                                      and Assistant Treasurer


                                      /s/  GRETA U. NAKAO
Date: January 29, 1997                -----------------------------------------
                                      Greta U. Nakao, Assistant Secretary
                                      and Assistant Treasurer


                                      /s/  PEDRO P. ADA
Date: January 29, 1997                -----------------------------------------
                                      Pedro P. Ada, Director


                                      /s/  C. B. SUNG
Date: January 29, 1997                -----------------------------------------
                                      C. B. Sung, Director


                                      /s/  STANLEY W. HONG
Date: January 29, 1997                -----------------------------------------
                                      Stanley W. Hong, Director



                                      /s/  WALTER LUM
Date: January 29, 1997                -----------------------------------------
                                      Walter Lum, Assistant Treasurer