Form 10-Q
period 1997-01-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1997-03-14
CIK 17221

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 31, 1997

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________


Commission File Number 0-4179
                      -------


                       CAPITAL INVESTMENT OF HAWAII, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Hawaii                                     99-0065664
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 1700, Makai Tower, 733 Bishop Street

            Honolulu, Hawaii                               96813
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (808) 537-3981
                                                  -----------------------------

                                   No Change
-------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                                -----         -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 1,032,683 shares outstanding of common stock, no par value, as of January 31, 1997.

                         PART I - FINANCIAL INFORMATION

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                       January 31, 1997 and July 31, 1996

                                     ASSETS

                                                                   January 31,            July 31,
                                                                      1997                  1996
                                                                  (Unaudited)
                                                                  -----------            -----------
Cash and cash equivalents                                         $   727,551                757,399
Marketable equity securities                                           13,435                 42,647
Receivables:
      Trade accounts and notes, less allowance
             for doubtful receivables of $35,001
             at January 31, 1997 and $25,001 at
             July 31, 1996                                            579,284                470,042
      Long-term receivables (including current
             installments of $4,326 at January 31,
             1997 and $504,428 at July 31, 1996                         9,756                965,908
                                                                  -----------            -----------

                              Total receivables                       589,040              1,435,950
                                                                  -----------            -----------

Inventories                                                            59,673                 65,322
Developed real estate, less accumulated depre-
      ciation of $220,803 at January 31, 1997
      and $208,766 at July 31, 1996                                 1,431,217              1,443,255
Undeveloped land held for sale                                        134,474                134,474
Other investments:
      Real estate                                                   2,719,486              1,917,209
      Securities                                                      855,003                700,454
                                                                  -----------            -----------

                                                                    3,574,489              2,617,663
                                                                  -----------            -----------
Property and equipment, at cost, less accumulated
      depreciation of $2,008,376 at January 31,
      1997 and $1,953,414 at July 31, 1996                            207,090                224,646
Deferred charges and other assets                                     209,899                 71,226
                                                                  -----------            -----------

                                                                  $ 6,946,868              6,792,582
                                                                  ===========            ===========





See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                       January 31, 1997 and July 31, 1996


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                  January 31,
                                                                     1997                   July 31,
                                                                  (Unaudited)                1996
                                                                  -----------            -----------
Indebtedness (current installments of $4,079,770
      at January 31,1997 and $4,331,451 at
      July 31, 1996):
             Debentures                                           $ 2,033,745              2,062,245
             Mortgage notes                                         1,859,382              1,864,493
             Other notes, secured                                     867,895              1,160,111
             Other notes, unsecured                                   459,172                427,567
                                                                  -----------            -----------

                          Total indebtedness                        5,220,194              5,514,416
                                                                  -----------            -----------

Accounts payable, trade                                               776,234                651,407
Accrued expenses                                                      825,627                686,928
Other payables:
      Loans under participation agreement:
             Related parties                                          313,880                      -
             Other                                                    358,720                      -
      Other                                                           378,104                230,376
                                                                  -----------            -----------

                                                                    1,050,704                230,376
                                                                  -----------            -----------

Stockholders' deficit:
      Common stock without par value.
             Authorized 2,531,765 shares;  issued
                 1,723,765 shares at stated value of
                 $1 per share.  (No shares reserved
                 for conversion, warrants, options
                 or other rights)                                   1,723,765              1,723,765
      Additional paid-in capital                                      469,321                469,321
      Retained earnings                                               942,001              1,550,519
                                                                  -----------            -----------

                                                                    3,135,087              3,743,605
      Deduct cost of 691,082 common shares in
             treasury                                              (4,057,487)            (4,057,487)
      Unrealized gain (loss) on marketable equity
             securities                                                (3,491)                23,337
                                                                  -----------            -----------

                              Stockholders' deficit                  (925,891)              (290,545)
                                                                  -----------            -----------

                                                                  $ 6,946,868              6,792,582
                                                                  ===========            ===========






See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                  Three Months ended January 31, 1997 and 1996

                                      and

                   Six months ended January 31, 1997 and 1996


                                  (Unaudited)


                                                        Three Months                                 Six Months
                                                         January 31,                                 January 31,
                                                         -----------                                 -----------
                                                     1997              1996                   1997                1996
                                                 -----------        -----------            -----------         -----------
Revenues:
    Net product sales                            $ 1,252,092          1,411,370            $ 2,547,044           2,754,748
    Income from investments                          156,364            419,067                355,655             839,733
    Commissions and fees                             194,231            202,343                333,840             335,638
    Miscellaneous                                      6,656             29,289                  7,419              68,096
                                                 -----------        -----------            -----------         -----------

                                                   1,609,343          2,062,069              3,243,958           3,998,215
                                                 -----------        -----------            -----------         -----------

Cost and expenses:
    Cost of product sales                            729,037            851,683              1,508,860           1,683,462
    Other direct operating expenses
       and general and administrative
       expenses                                    1,025,216          1,178,539              2,143,732           2,372,546
    Interest                                         107,766             89,997                199,884             321,199
                                                 -----------        -----------            -----------         -----------

                                                   1,862,019          2,120,219              3,852,476           4,377,207
                                                 -----------        -----------            -----------         -----------

         Net loss                                $  (252,676)           (58,150)           $  (608,518)           (378,992)
                                                 ===========        ===========            ===========         ===========

Net loss per common share                        $      (.24)              (.06)           $      (.59)               (.37)
                                                 ===========        ===========            ===========         ===========

Dividends per common share                              NONE               NONE                   NONE                NONE
                                                 ===========        ===========            ===========         ===========

Weighted average number of common
    shares outstanding during the
    period                                         1,032,683          1,032,683              1,032,683           1,032,683
                                                 ===========        ===========            ===========         ===========








See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                   Six months ended January 31, 1997 and 1996

                                  (Unaudited)


                                                                     1997                    1996
                                                                 -----------              -----------
Net cash provided by (used in) operating activities              $  (547,935)               1,183,450
                                                                 -----------              -----------


Cash flows from investing activities:
      Proceeds from sales of securities                              158,404                  247,168
      Capital expenditures                                           (18,695)                 (61,535)
                                                                 -----------              -----------

             Net cash provided by investing
                   activities                                        139,709                  185,633
                                                                 -----------              -----------

Cash flows from financing activities:
      Proceeds from long-term debt                                    31,605                   87,062
      Principal payments on indebtedness                            (325,827)                (563,959)
      Proceeds received under loan participa-
             tion agreements                                         750,000                        -
      Payments made under loan participation
             agreements                                              (77,400)                (504,597)
                                                                 -----------              -----------
Net cash provided by (used in) financing activities                  378,378                 (981,494)
                                                                 -----------              -----------

             Net increase (decrease) in cash and
                   cash equivalents                                  (29,848)                 387,589

Cash and cash equivalents at beginning of period                     757,399                1,287,636
                                                                 -----------              -----------

Cash and cash equivalents at end of period                       $   727,551                1,675,225
                                                                 ===========              ===========




See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Information

                                  (Unaudited)

Basis of presentation

         The accompanying unaudited condensed consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1996 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended October 31, 1996.

         In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of January 31, 1997 and July 31, 1996, the results of its operations for the three and six months ended January 31, 1997 and 1996, and its cash flows for the six months ended January 31, 1997 and 1996. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.


(2)      Other Real Estate Investments

         PAGEANTRY COMMUNITIES, INC.

         In September 1996, the Company extended the remaining ADC loan commitment to Pageantry Communities, Inc. of $206,391.

         In September 1996 and October 1996, the Company entered into loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Pageantry Communities, Inc. Participants share of the loan commitment is $672,600 as of January 31 1997, of which $313,880 is from an officer of a subsidiary of the Company. Loans under these participation agreements earn interest at a rate of 15% per annum and participants share pro rata with the Company as to all payments, collections and recoveries. The loan participation agreements further provide that the Company, from time to time, may repurchase from the participants, their participating interest.

         RED ROCK CANYON, LLC

         On September 27, 1996, the Company extended a $500,000 ADC loan commitment to Red Rock Canyon, LLC to finance a residential real estate project in Washington County, Utah. At January 31, 1997, the Company's aggregate investment in the real estate project amounted to $489,821.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                   Six months ended January 31, 1997 and 1996

                                  (Unaudited)


                                                                      1997                   1996
                                                                 -----------            -----------
Retained earnings at July 31                                     $ 1,550,519              1,923,877
Net loss                                                            (608,518)              (378,992)
                                                                 -----------            -----------

Retained earnings at January 31                                  $   942,001              1,544,885
                                                                 ===========            ===========




















See accompanying notes to condensed consolidated financial statements.

                          PART II - OTHER INFORMATION


Items 1,2,3,5,6  None

Item 4. The following actions were taken at the annual stockholders meeting held on January 31, 1997:

              a.      Directors were re-elected for the year as follows:

                              Stuart T.K. Ho
                              Dean T.W. Ho
                              Donald M. Wong
                              Stanley W. Hong
                              Pedro Ada
                              C.B. Sung

              b. KPMG Peat Marwick was re-elected independent auditors for the year ending July 31, 1997 by a vote of 570,958 shares in the affirmative and none in the negative.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS  OF OPERATIONS


         RESULTS OF OPERATIONS

         The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, product sales, including bakery goods and investing in securities, which activities are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three and six months ended January 31, 1997 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three and six months ended January 31, 1996.

         Net Product Sales

         The decrease in net product sales of $159,278 and $207,704, respectively for the three and six months ended January 31, 1997 as compared to the same periods in 1996 is due to the decrease in sales of Latipac Fine Foods, Incorporated, which operates under the name Bakery Europa. This decrease is attributed primarily to the general decline in the economy in the state of Hawaii for 1997 which affects the airline and hotel industries which Bakery Europa supplies.

         Income from Investments

         Income from investments decreased $262,703 and $484,078 respectively for the three and six months ended January 31, 1997 as compared to the same periods in 1996 primarily due to the status of the real estate
         projects funded by the Company's ADC loans.   Such real estate
         projects in fiscal 1997 are currently in the early stages of development with few parcels sold as compared to the real estate projects in 1996 which were in the final stages of development and
         sales.   Since real estate sales and developments are not made and
         undertaken on a continuous basis, there exist significant fluctuations from year to year.

         Cost of Product Sales

         The decrease in cost of product sales of $122,646 and $174,602 for the three and six months ended January 31, 1997 as compared to the same periods in 1996 is due to the decrease in product sales for Bakery Europa.

         As a percentage of net sales, the cost of bakery sales decreased to 58% and 59% for the three and six months ended January 31, 1997 as compared to 60% and 61%, respectively for the same periods in 1996.

         Interest Expense

         The decrease in interest expense of $121,315 for the six months ended January 31, 1997 as compared to the same period in 1996 is due to a decrease in borrowings related to the financing of real estate investments. The increase in interest expense of $17,769 for the three months ended January 31, 1997 as compared to the same period in 1996 is primarily due to the loans under participation agreements related to the financing of real estate investments made in September 1996 and October 1996.


         LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1997, the Company held cash and cash equivalents of $727,551. The decrease in cash of $29,848 for the six months ended January 31, 1997 is primarily due to cash used in operating activities.

         Included in cash used in operating activities for the six months ended January 31, 1997 was approximately $824,600 of advances for the construction of residential developments in Las Vegas, Nevada and Washington County, Utah. The Company's net loss of $608,518 is also included in cash used in operating activities.

         Cash flows from financing activities for the six months ended January 31, 1997 includes principal payments on indebtedness which amounted to $325,827. Proceeds received on loan participation agreements in the Company's loan to Pageantry Communities, Inc. amounted to $750,000 for the six months ended January 31, 1997.

         The Company, during the six months ended January 31, 1997 was able to meet operating cash requirements with cash on hand at July 31, 1996 and proceeds from sales of securities and loan participation
         agreements.    Cash requirements for the remaining quarters of fiscal
         1997 will be satisfied from operations, institutional borrowings, loan participation agreements and collections of principal and interest on ADC loans.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL INVESTMENT OF HAWAII, INC.


                                                    STUART T.K. HO
Dated:   March 11, 1997                 ---------------------------------------
                                        Stuart T.K. Ho, Chairman of the Board
                                        and President

                                                    DONALD M. WONG
Dated:   March 11, 1997                 ---------------------------------------
                                        Donald M. Wong, Senior Vice President
                                        and Treasurer