Form 10-Q
period 1997-04-30
CAPITAL INVESTMENT OF HAWAII INC
filed 1997-06-11
CIK 17221

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended April 30, 1997
                                       OR
  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                     to
                                          -------------------   ---------------

Commission File Number 0-4179

                           CAPITAL INVESTMENT OF HAWAII, INC.
             (Exact name of registrant as specified in its charter)


              Hawaii                                      99-0065664
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


Suite 1700, Makai Tower, 733 Bishop Street

             Honolulu, Hawaii                               96813
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (808) 537-3981
                                                   -----------------------------

                                    No Change
         Former name, former address and former fiscal year, if changed since last report.


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .    No    .
   ----       ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 1,032,683 shares outstanding of common stock, no par value, as of April 30, 1997.

                         PART I - FINANCIAL INFORMATION

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                        April 30, 1997 and July 31, 1996

                                     ASSETS

                                                                                   April 30,
                                                                                     1997          July 31,
                                                                                  (Unaudited)        1996
                                                                                  -----------     ----------

Cash and cash equivalents                                                         $  752,627         757,399
Marketable equity securities                                                          13,435          42,647
Receivables:
       Trade  accounts and notes, less allowance for doubtful receivables of
              $31,448 at April 30, 1997 and $25,001 at
              July 31, 1996                                                          669,361         470,042
       Long-term receivables (including current
              installments of $4,404 at April 30,
              1997 and $504,428 at July 31, 1996                                       8,616         965,908
                                                                                  ----------      ----------
                               Total receivables                                     677,977       1,435,950
                                                                                  ----------      ----------
Inventories                                                                           77,103          65,322
Developed real estate, less accumulated depre-
       ciation of $226,335 at April 30, 1997
       and $208,766 at July 31, 1996                                               1,425,685       1,443,255
Undeveloped land held for sale                                                       134,474         134,474
Other investments:
       Real estate                                                                 2,856,938       1,917,209
       Securities                                                                    854,624         700,454
                                                                                  ----------      ----------
                               Total other investments                             3,711,562       2,617,663
                                                                                  ----------      ----------
Property and equipment, at cost, less accumulated
       depreciation of $2,019,224 at April 30,
       1997 and $1,953,414 at July 31, 1996                                          206,347         224,646
Deferred charges and other assets                                                    105,984          71,226
                                                                                  ----------      ----------
                                                                                  $7,105,194       6,792,582
                                                                                  ==========      ==========






     See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                        April 30, 1997 and July 31, 1996


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                  April 30,
                                                                                     1997             July 31,
                                                                                 (Unaudited)           1996
                                                                                 -----------        -----------
Indebtedness (current installments of $4,020,034
       at April 30,1997 and $4,331,451
       at July 31, 1996):
              Debentures                                                          $ 1,988,245         2,062,245
              Mortgage notes                                                        1,856,432         1,864,493
              Other notes, secured                                                    814,348         1,160,111
              Other notes, unsecured                                                  467,772           427,567
                                                                                  -----------       -----------
                           Total indebtedness                                       5,126,797         5,514,416
                                                                                  -----------       -----------
Accounts payable, trade                                                               871,017           651,407
Accrued expenses                                                                      511,172           686,928
Other payables:
       Loans under participation agreement:
              Related parties                                                         465,720                 -
              Other                                                                   603,680                 -
       Other                                                                          462,296           230,376
                                                                                  -----------       -----------
                           Total other payables                                     1,531,696           230,376
                                                                                  -----------       -----------
Stockholders' deficit:
       Common stock without par value
              Authorized 2,531,765 shares; issued 1,723,765 shares at stated
                  value of $1 per share. (No shares reserved for conversion,
                  warrants, options or other rights)                                1,723,765         1,723,765
       Additional paid-in capital                                                     469,321           469,321
       Retained earnings                                                              932,404         1,550,519
                                                                                  -----------       -----------
                                                                                    3,125,490         3,743,605
       Deduct cost of 691,082 common shares in
              treasury                                                             (4,057,487)       (4,057,487)
       Unrealized gain (loss) on marketable equity
              securities                                                               (3,491)           23,337
                                                                                  -----------       -----------
                           Stockholders' deficit                                     (935,488)         (290,545)
                                                                                  -----------       -----------
                                                                                  $ 7,105,194         6,792,582
                                                                                  ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                   Three Months ended April 30, 1997 and 1996

                                       and

                    Nine months ended April 30, 1997 and 1996


                                   (Unaudited)

                                                    Three Months                        Nine Months
                                                      April 30,                           April 30,
                                            -----------------------------      -----------------------------
                                                1997              1996             1997              1996
                                            -----------       -----------      -----------       -----------

Revenues:
     Net product sales                      $ 1,118,371         1,453,702      $ 3,665,415         4,208,450
     Income from investments                    450,966           715,625          806,621         1,555,358
     Commissions and fees                       191,115           187,681          524,955           523,319
     Miscellaneous                                8,773            10,272           16,192            78,368
                                            -----------       -----------      -----------       -----------
                                              1,769,225         2,367,280        5,013,183         6,365,495
                                            -----------       -----------      -----------       -----------
Cost and expenses:
     Cost of product sales                      665,562           939,195        2,174,422         2,622,657
     Other direct operating expenses
        and general and administrative
        expenses                              1,031,261           991,399        3,174,993         3,363,945
     Interest                                    81,999           262,437          281,883           583,636
                                            -----------       -----------      -----------       -----------
                                              1,778,822         2,193,031        5,631,298         6,570,238
                                            -----------       -----------      -----------       -----------
         Net income (loss)                  $    (9,597)          174,249      $  (618,115)         (204,743)
                                            ===========       ===========      ===========       ===========
Net income (loss) per common share          $      (.01)              .17      $      (.60)             (.20)
                                            ===========       ===========      ===========       ===========
Dividends per common share                         NONE              NONE             NONE              NONE
                                            ===========       ===========      ===========       ===========
Weighted average number of common
     shares outstanding during the
     period                                   1,032,683         1,032,683        1,032,683         1,032,683
                                            ===========       ===========      ===========       ===========










See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                    Nine months ended April 30, 1997 and 1996

                                   (Unaudited)


                                                             1997             1996
                                                         -----------       -----------

Net cash provided by (used in) operating activities      $(1,078,690)        4,578,102
                                                         -----------       -----------
Cash flows from investing activities:
       Proceeds from sales of securities and other
              investments                                    428,394           308,953
       Capital expenditures                                  (36,257)          (84,857)
                                                         -----------       -----------
              Net cash provided by investing
                    activities                               392,137           224,096
                                                         -----------       -----------
Cash flows from financing activities:
       Proceeds from long-term borrowings                     40,205            94,891
       Principal payments on indebtedness                   (427,824)       (1,885,445)
       Proceeds received under loan participa-
           tion agreements                                 1,250,000                 -
       Payments made under loan participation
           agreements                                       (180,600)       (1,562,620)
                                                         -----------       -----------
Net cash provided by (used in) financing activities          681,781        (3,353,174)
                                                         -----------       -----------
              Net increase (decrease) in cash and
                    cash equivalents                          (4,772)        1,449,024

Cash and cash equivalents at beginning of period             757,399         1,287,636
                                                         -----------       -----------
Cash and cash equivalents at end of period               $   752,627         2,736,660
                                                         ===========       ===========















See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                    Nine months ended April 30, 1997 and 1996

                                   (Unaudited)


                                              1997            1996
                                           ---------       ----------
Retained earnings at July 31              $1,550,519        1,923,877
Net loss                                    (618,115)        (204,743)
                                          ----------       ----------
Retained earnings at April 30             $  932,404        1,719,134
                                          ==========       ==========





































See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES


              Notes to Condensed Consolidated Financial Information

                                   (Unaudited)

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1996 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended April 30, 1997.

     In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of April 30, 1997 and July 31, 1996, the results of its operations for the three and nine months ended April 30, 1997 and 1996, and its cash flows for the nine months ended April 30, 1997 and 1996. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.


(2)  Other Real Estate Investments

     PAGEANTRY COMMUNITIES, INC.

     In September 1996, the Company extended the remaining ADC loan commitment to Pageantry Communities, Inc. of $206,391.

     In September 1996 and October 1996, the Company entered into loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Pageantry Communities, Inc. Participants' share of the loan commitment is $569,400 as of April 30, 1997, of which 265,720 is from an officer of a subsidiary of the Company. Loans under these participation agreements earn interest at a rate of 15% per annum and participants share pro rata with the Company as to all payments, collections and recoveries. The loan participation agreements further provide that the Company, from time to time, may repurchase from the participants, their participating interest.

     RED ROCK CANYON, LLC

     On September 27, 1996, the Company extended a $500,000 ADC loan commitment to Red Rock Canyon, LLC to finance a residential real estate project in Washington County, Utah. At April 30, 1997, the Company's aggregate investment in the real estate project amounted to $501,183.

     TOUCHSTONE DEVELOPMENT OF UTAH, LLC

     On February 4, 1997, the Company extended a $2,337,437 ADC loan commitment to Touchstone Development of Utah, LLC to finance a residential real estate project in Tooele County, Utah. At April 30, 1997, the Company's aggregate investment in the real estate project amounted to $505,971.

     In February 1997, the Company entered into loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Touchstone Development of Utah, LLC. Participants' share of the loan commitment is $500,000 as of April 30, 1997, of which $200,000 are from directors of the Company. Loans under these participation agreements earn interest at a rate of 15% per annum and participants share pro rata with the Company as to all payments, collections and recoveries. The loan participation agreements further provide that the Company, from time to time, may repurchase from the participants, their participating interest.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS  OF OPERATIONS


              RESULTS OF OPERATIONS

              The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, product sales, including bakery goods and investing in securities, which activities are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three and nine months ended April 30, 1997 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three and nine months ended April 30, 1996.

              Net Product Sales

              The decrease in net product sales of $335,331 and $543,035, respectively for the three and nine months ended April 30, 1997 as compared to the same periods in 1996 is due to the decrease in sales of Latipac Fine Foods, Incorporated, which operates under the name Bakery Europa. This decrease is attributed to the general decline in the economy in the state of Hawaii for 1997 which affects the airline and hotel industries that Bakery Europa supplies. Further, in September 1996, Bakery Europa discontinued sales to certain airline caterers which accounts for approximately $350,000 of the decrease in net product sales for the nine months ended April 30, 1997 as compared to the same period in 1996.

              Income from Investments

              The decrease in income from investments of $264,659 and $748,737 for the three and nine months ended April 30, 1997 as compared to the same periods in 1996 is primarily due to the status of the real estate projects funded by the Company's ADC loans. Such real estate projects in fiscal 1997 were primarily in the early stages of development with few parcels sold as compared to the real estate projects in 1996 which were in the final stages of development and sales. Since real estate sales and developments are not made and undertaken on a continuous basis, there exist significant fluctuations from year to year.

              Included in income from investments for the three months ended April 30, 1997 is approximately $269,600 of gains from sales of other security investments.

              Cost of Product Sales

              The decrease in cost of product sales of $273,633 and $448,235 for the three and nine months ended April 30, 1997 as compared to the same periods in 1996 is due to the decrease in product sales for Bakery Europa.

              As a percentage of net sales, the cost of bakery sales decreased to 60% and 59% for the three and nine months ended April 30, 1997, respectively as compared to 65% and 62%, respectively for the same periods in 1996.

              Interest Expense

              The decrease in interest expense of $180,438 and $301,753 for the three and nine months ended April 30, 1997, respectively as compared to the same periods in 1996 is due to a decrease in borrowings related to the financing of real estate investments.


              LIQUIDITY AND CAPITAL RESOURCES

              At April 30, 1997, the Company held cash and cash equivalents of $752,627. The decrease in cash of $4,772 for the nine months ended April 30, 1997 is primarily due to cash used in operating activities.

              Included in cash used in operating activities for the nine months ended April 30, 1997 was approximately $2,079,600 of advances for the construction of residential developments in Las Vegas, Nevada, Washington County, Utah and Tooele County, Utah. Further, cash used in operating activities for the nine months ended April 30, 1997 include approximately $1,160,700 in collections from investments in real estate. The Company's net loss of $618,115 is also included in cash used in operating activities.

              Cash flows from financing activities for the nine months ended April 30, 1997 includes principal payments on indebtedness which amounted to $427,824. Proceeds received on loan participation agreements in the Company's loan to Pageantry Communities, Inc. and Touchstone Development of Utah, LLC amounted to $1,250,000 for the nine months ended April 30, 1997.

              The Company, during the nine months ended April 30, 1997 was able to meet operating cash requirements with cash on hand at July 31, 1996 and proceeds from sales of securities and loan participation agreements. Cash requirements for the remaining quarter of fiscal 1997 will be satisfied from institutional borrowings, loan participation agreements and collections of principal and interest on ADC loans.

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

                                       CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   June 5, 1997                   /s/ STUART T.K. HO
                                       ---------------------------------------
                                       Chairman of the Board and President


Dated:   June 5, 1997                  /s/ DONALD M. WONG
                                       ---------------------------------------
                                       Senior Vice President and Treasurer