Form 10-K405
period 1997-07-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1997-10-29
CIK 17221

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-K



[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended July 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    Commission file Number 0-4179

                       Capital Investment of Hawaii, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Hawaii                                        99-0065664
-------------------------------------       ------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

    733 Bishop Street, Suite 1700
          Honolulu, Hawaii                                 96813
-------------------------------------       ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (808) 537-3981
Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each exchange
       Title of each class                          on which registered
              None                                          None
-------------------------------------       ------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Company's voting stock is not actively traded on any exchange and accordingly the aggregate market value is not determinable.

         There were 1,032,683 shares outstanding of common stock, no par value as of October 24, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

         Articles of Association and By-Laws are incorporated by reference into
Part IV of this report.

                                     PART I


ITEM 1.  BUSINESS

         Capital Investment of Hawaii, Inc. (Registrant) was incorporated in Hawaii in 1944. The Registrant and its subsidiaries are engaged principally in real estate, security and other investing, and wholesale bakery activities. As of July 31, 1997, the Registrant and its subsidiaries had 123 employees.

         The Registrant has classified its business activities into significant segments for the years ended July 31, 1997, 1996, and 1995. For the fiscal year ended July 31, 1997, the Registrant's operations have been classified into real estate activities, security and other investing activities, wholesale bakery activities and other activities. Financial information about industry segments is presented in note 14 of the notes to consolidated financial statements.

REAL ESTATE

         Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and the investment in undeveloped land located principally on the island of Oahu in the state of Hawaii. Also included in real estate activities is interest income on notes receivable arising from property sales and income earned from financing acquisition, development and construction loan commitments in connection with residential real estate projects in Nevada, and Utah. Since real estate sales and developments are not made and undertaken on a continuous basis, there exist significant fluctuations from year to year. The results of any one year are not necessarily comparable to other years and should not be a basis of expectation for future years. The identification and location of the Registrant's real estate holdings are discussed in Item 2, PROPERTIES.

SECURITY AND OTHER INVESTING ACTIVITIES

         Security and other investing activities include gains and losses from the sale of marketable equity securities and other investments and dividend and interest income related to the ownership of such investments. The timing of sales and related gains/losses, which tend to vary with market conditions and the Registrant's cash requirements, are subject to significant fluctuations from year to year.

DISCONTINUED WHOLESALE BAKERY ACTIVITIES

         Wholesale bakery activities include the production and sale of bakery products primarily to major hotels, commercial airlines and U.S. military installations in Hawaii. The Registrant acquired the assets of an existing bakery in August 1990 and additional assets of another smaller bakery in May 1991. In October 1997, the Company entered into an agreement to sell certain assets and liabilities of its subsidiary Latipac Fine Foods, Inc. and to discontinue the bakery operations.

OTHER ACTIVITIES

         Other activities include a real estate management division in Waikiki, Hawaii that in fiscal year 1997 had revenues of $670,420 and net income of $316,913, compared with revenues of $689,978 and net income of $346,956 in fiscal year 1996.

ITEM 2.  PROPERTIES

         As of July 31, 1997, the Registrant and its subsidiaries owned properties used in connection with its real estate activities as set forth below. All properties are located in the City and County of Honolulu, and the titles are held in fee.

                                DESCRIPTION                                                      AREA
           --------------------------------------------------------------------                --------
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

ITEM. 4  SUBMISSION  OF  MATTERS  TO A  VOTE  OF  SECURITY  HOLDERS

         There were no matters that were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant's common shares are not listed on any stock exchange, and there is no active trading of the shares. The following is the high and low quarterly bid information for each of the full quarterly periods within the years ended July 31, 1997 and 1996:


                                                                     LOW BID               HIGH BID
                                                                     -------               --------
             Quarter ended:
               October 31, 1995                                        1/2                    1/2
               January 31, 1996                                        1/2                    3/8
               April 30, 1996                                          3/8                    1/4
               July 31, 1996                                           1/4                    1/4
               October 31, 1996                                        1/4                    7/16
               January 31, 1997                                        7/16                   1/2
               April 30, 1997                                          1/2                    1/2
               July 31, 1997                                           1/2                    1/2


         The aforementioned quotations were received from Abel-Behnke Corporation which makes a market in the Company's stock.

         On July 31, 1997, there were approximately 550 stockholders of record of common stock, excluding individuals and institutions for whom shares are held in the names of nominees or brokerage firms.

         There were no common stock dividends declared or paid during fiscal years 1997, 1996, and 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                       SUMMARY OF CONSOLIDATED OPERATIONS


                                                                  YEARS ENDED JULY 31,
                                    -------------------------------------------------------------------------------
                                       1997             1996              1995            1994             1993
                                    -----------      -----------      -----------      -----------      -----------
Revenues                            $ 1,817,795      $ 2,694,871      $ 2,605,160      $ 2,125,551      $ 2,387,961
Loss from continuing operations        (420,934)         (17,033)        (247,298)        (514,690)          62,653
Loss per common share from
  continuing operations(A)
                                           (.41)            (.02)            (.24)            (.50)             .06
                                    ===========      ===========      ===========      ===========      ===========


(A) Loss per common share from continuing operations for each year was computed by dividing loss from continuing operations by the weighted average number of shares of common stock outstanding in each year. A detailed analysis of the loss per share computation for each year is presented in Exhibit 11. There were no cash dividends paid on common stock for the five years ended July 31, 1997.

                                        FINANCIAL CONDITION

                                    1997            1996           1995          1994            1993
                                  ----------     ----------     ----------     ----------     ----------
Total assets                      $7,123,930      6,792,582     10,617,753     11,498,301     11,440,892
                                  ==========     ==========     ==========     ==========     ==========

Indebtedness:
       Mortgage notes             $1,853,583      1,864,493      1,874,247      1,200,000      1,200,000
       Other notes, secured          735,723      1,160,111      2,670,016      3,416,384      3,229,042
       Debentures                  1,976,245      2,062,245      2,108,245      2,221,895      2,378,595
       Other notes, unsecured        469,457        427,567        499,605        507,253        463,450
                                  ----------     ----------     ----------     ----------     ----------

                                  $5,035,008      5,514,416      7,152,113      7,345,532      7,271,087
                                  ==========     ==========     ==========     ==========     ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company recorded a net loss of $846,984 for the fiscal year ended July 31, 1997, (fiscal year 1997), compared with net losses of $373,358 and $807,926 for fiscal years 1996 and 1995, respectively.

         The net loss for fiscal year 1997 included depreciation and amortization totaling $100,370, as compared to $211,836 and $323,700 in fiscal years 1996 and 1995, respectively.

         The Company's subsidiary, Latipac Fine Foods, Incorporated (which does business as Bakery Europa) accounted for $56,806, $156,899 and $270,055 of depreciation for fiscal years ended July 31, 1997, 1996 and 1995, respectively.

         The Company's gross revenues for fiscal years 1994 through 1996 reflect the diversification of the Company's business activities away from its historical real estate focus. The investments during the past three years included diversification into specialty baking on the island of Oahu, Hawaii and residential "acquisition, development and construction" (ADC) lending in Las Vegas, Nevada. In pursuit of that goal, the Company acquired, in August 1990, the assets of Bakery Europa, a major supplier of bakery products and desserts to airlines and hotels on Oahu, Hawaii.

         The rapid growth rate of Oahu's tourist economy and real estate market in the decade of the eighties abruptly flattened in 1990 and has stagnated ever since. The reasons for this change in condition were the poor economic climates of Japan and California, starting in 1990 Hawaii tourism's two most important markets, and the disruptive effects of rampant speculation in Hawaiian real estate by Japanese investors during the Japanese "bubble" economy of the late eighties. The 37.5 million air passenger movements to and within Hawaii in 1996 were only a slight improvement from the 35.8 million movements recorded in 1990, even though this represented a significant improvement from the 33.8 million movements reported for 1993. The near-term outlook for the

Japanese economy is still poor.

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

         In fiscal year 1998, the Company plans to continue its short-term construction lending activities in Nevada and Utah. In October 1997, the Company entered into an agreement to sell certain assets and liabilities of Latipac Fine Foods, Inc.

BAKERY OPERATIONS

         The Company's fiscal year 1997's net loss was primarily due to Bakery Europa's poor performance, which consumed cash which otherwise could have been employed in other ways. Bakery Europa's operating loss for fiscal years 1997, 1996 and 1995 is summarized as follows:

                                           1997         1996         1995
                                         --------     --------     --------
    Loss before certain interest and
         depreciation and amortization   $341,407      157,426      233,573
    Interest on loan to acquire this
         subsidiary's assets               27,837       42,000       57,000
    Depreciation and amortization          56,806      156,899      270,055
                                         --------     --------     --------

                      Loss, net          $426,050      356,325      560,628
                                         ========     ========     ========

         Bakery Europa's net product sales for fiscal year 1997 were $4,737,228, compared with net sales of $5,521,390 and $4,965,794 for fiscal years 1996 and 1995, respectively. During fiscal year 1997, 14% of sales were to airlines and airline catering companies; 19% of sales were to hotels and 11% of sales were to the military. The gross profit margin for fiscal year 1997 was 40.1%, compared with 36.4% and 36.0% for fiscal years 1996 and 1995, respectively. The acquisition loan balance at the end of fiscal year 1997 was $211,526, and in the ordinary course of business would be paid down to

$0 at the end of fiscal year 1998. In October 1997, the Company entered into an agreement to sell certain assets and liabilities of Bakery Europa.

NEVADA AND UTAH FINANCING ACTIVITIES

         Since fiscal year 1991, the Company has engaged in making ADC loans to home builders in southern Nevada and Utah. An ADC loan is an arrangement whereby the Company, who shares in the same risks and potential rewards as those of the borrower, advances funds so that the borrower is able to acquire and develop raw land, provide infrastructure and construct homes. In recent years, banks and other federally-insured lending institutions have tightened credit standards. The more stringent credit environment has caused many home builders to seek alternate sources of financing.

         The Company has made sixteen such loans since 1991, of which ten have been repaid. The Company has never experienced a default on a loan it has made. The decline in income from ADC loans in fiscal year 1997 is due to delays in starting up projects by the borrowing home builders.

         The Company's ADC lending activities in recent years have been as follows:

                                                       ADVANCES AT
                               INCOME FROM             END OF FISCAL
          FISCAL YEAR          INVESTMENTS                  YEAR
          -----------          -----------             -------------
             1997               $  449,842                2,711,737
             1996                1,143,229                1,902,009
             1995                1,360,568                3,574,360


         Deferred income on these loans totalled $372,827 at June 30, 1997, compared to $28,886 and $495,000, at June 30, 1996 and 1995, respectively.

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

         The Las Vegas home building market continues to be very active, driven by an expanding economy and high job growth. The Salt Lake City home building market, which is the most recent focus of the Company's ADC lending activities, is also very active, led by an expansion of its technology-based industries. In addition, the physical constraints of the Salt Lake City area means growing population of over a million people must live in an area smaller than the island of Oahu, Hawaii, which houses approximately 800,000 people.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents balance at July 31, 1997 was $797,514 compared with $757,399 at the end of fiscal year 1996.

         Cash used in operating activities amounted to $2,031,933 in 1997 and resulted primarily from the net increase in investments in real estate of $1,042,028 related to the Company's Nevada and Utah ADC arrangements. The Company also plans the liquidation of certain assets.

         Cash inflows in 1997 provided by investing activities amounted to $1,315,906 which could be attributed to collections on long-term receivables and proceeds from the sale of other investments. Cash provided by financing activities of $756,142 included proceeds of loan participation agreements of $1,500,000 which were offset by payments made under loan participation agreements of $264,450; (see note 6 to the consolidated financial statements) and payments on indebtedness of $528,252.

                  During fiscal year 1997, the Company was able to meet its operating cash requirements with cash flows generated from investing and financing activities. Cash inflows and outflows from investments in Copper Bluffs, LLC, Sunset Bay, LLC, Red Rock Canyon, LLC, Touchstone Development of Utah, LLC, and Pageantry Communities, Inc. will continue into fiscal year 1998. Cash requirements for fiscal year 1998 will be satisfied from institutional borrowings, refinancing of notes payable, net collections of notes receivable, cash in banks at year end and net collections of ADC loans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

See Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There were no changes in accountants nor disagreements on accounting or financial disclosure matters for the years ended July 31, 1997 and 1996.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE
OFFICERS OF THE REGISTRANT

 The following table lists all directors of the Registrant as of July 31, 1997:

                                                             NUMBER OF
                                                              YEARS
                                      OFFICE HELD WITH       SERVED AS                                           OTHER PUBLIC
      NAME                 AGE          REGISTRANT           DIRECTOR              BUSINESS EXPERIENCE           DIRECTORSHIPS
----------------------  ---------   ------------------     ---------------     ---------------------------     -----------------
Stuart T. K. Ho            61       Chairman of the             30                  Positions held with        Bancorp Hawaii,
                                      Board and                                        Registrant                 Inc.; Gannett
                                      President                                                                   Co., Inc.;
                                                                                                                  College
                                                                                                                  Retirement


Dean T. W. Ho(1)           59       Vice Chairman               16                  Positions held with              --
                                      and Secretary                                     Registrant

Donald M. Wong             79       Senior Vice                 23                  Positions held with              --
                                     President,                                          Registrant
                                     Chief Financial
                                     Officer and
                                     Treasurer

Pedro P. Ada               67       None                        26                  President of Ada's               --
                                                                                      Incorporated;
                                                                                      real estate,
                                                                                      insurance agency
                                                                                      and investments

Stanley W. Hong(2)         61       None                        12                  President and Chief        Central Pacific
                                                                                      Executive Officer          Bank; First
                                                                                      of Chamber of              Insurance Co. of
                                                                                      Commerce of                Hawaii
                                                                                      Hawaii

C. B. Sung                 72       None                        12                  Chairman of Unison           --
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


    The following table lists all executive officers of the Registrant as of July 31, 1997:

   NAME                       AGE                   OFFICE                             POSITION HELD
--------------------     --------------     -----------------------   -----------------------------------------------

Stuart T. K. Ho                61           Chairman of the Board       Chairman of the Board since 1982,  President
                                              and President               from 1975 to 1982 and since 1988,  Vice
                                                                          President and Secretary from 1966 to 1975


Dean T. W. Ho(1)               59           Vice Chairman and           Secretary since 1991, Vice Chairman since
                                              Secretary                   1988,  President from 1982 to 1987,  Executive
                                                                          Vice President from 1975 to 1982 and Vice
                                                                          President from 1965 to 1975

Donald M. Wong                 79           Senior Vice President       Senior Vice President since 1990, Financial
                                              and Treasurer               Vice President from 1965 to 1990 and
                                                                          Treasurer since 1965

Harriet H. Matsuo              72           Assistant Secretary and     Secretary from 1975 to 1991 and Assistant
                                              Assistant Treasurer         Secretary and Assistant Treasurer from 1965
                                                                          to 1975 and since 1991

Greta U. Nakao                 75           Assistant Secretary and     Assistant Treasurer since 1975 and Assistant
                                              Assistant Treasurer         Secretary since 1981


Walter Lum                     56           Assistant Treasurer         Appointed in March 1995



(1)     Mr. Dean T. W. Ho is the brother of Mr. Stuart T. K. Ho.

        The term of office of the above executive officers is for a period of one year. No events have occurred during the past five years that are material to an evaluation of the ability or integrity of any executive officer.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table shows the compensation for each of the years ended July 31, 1997, 1996 and 1995 for (a) the Chairman of the Board and President, and (b) all executive officers of the Registrant whose annual compensation exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                        ---------------------------------     -------------------------------------
                                                                                                        PAYOUTS
        (a)                (b)          (c)          (d)          (e)           (f)           (g)          (h)         (i)
                                                                 OTHER                      SECURITY                   ALL
                                                                 ANNUAL       RESTRICTED    UNDER-                    OTHER
                                                                 COMPEN-       STOCK        LYING        LTIP         COMPEN-
     NAME AND                         SALARY        BONUS        SATION       AWARD(S)      OPTIONS/     PAYOUTS      SATION
PRINCIPAL POSITION         YEAR         ($)          ($)          ($)           ($)         SARS(#)       ($)          ($)
----------------------   --------   -----------   ---------    ----------     --------     ---------    --------     ---------

Stuart T.K. Ho,
     Chairman of         1997         127,424        --           --          --             --           --            --
     the Board and       1996         132,000        --           --          --             --           --            --
     President           1995         147,839        --           --          --             --           --            --



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

        The following sets forth, as of July 31, 1997, shareholders of record who beneficially own more than 5% of the voting stock of the Registrant:

                                                                    AMOUNT AND
                                                                    NATURE OF
                                                                    BENEFICIAL     PERCENT
           NAME AND ADDRESS OF BENEFICIAL OWNER:                    OWNERSHIP      OF CLASS
-----------------------------------------------------------------   ----------     --------

Cede & Co.                                                          142,116         13.8%
P. O. Box 20
New York, New York  10004

Stuart T. K. Ho, Dean T. Ho, and Karen Ho Hong, Trustees of the     168,650         16.3
Chinn Ho Trust
733 Bishop Street, Suite 1700
Honolulu, Hawaii  96813

Stuart T. K. Ho                                                     252,536(1)      24.4
733 Bishop Street, Suite 1700
Honolulu, Hawaii  96813

Dean T. W. Ho                                                       225,850(2)      21.9
733 Bishop Street, Suite 1700
Honolulu, Hawaii  96813

Karen Ho Hong                                                       212,425(3)      20.6
4976 Poola Street
Honolulu, Hawaii  96821

Robin Lee                                                            77,250          7.5
977 Longridge Road
Oakland, California  94610



(1)    Includes:        (a)     sole voting and investment power, 22,813 shares.

                        (b) shared voting and investment power for 168,650 shares owned by the Chinn Ho Trust, of which Stuart Ho is one of 3 Trustees, and 29,500 shares owned by the Chinn Ho Foundation, of which Stuart Ho is one of 4 Trustees.

                        (c) 10,850 shares owned by Mary L. Ho, spouse, who has sole voting and investment power.

                        (d)     20,723 shares held in an IRA account.


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

        The following table sets forth, as of July 31, 1997, the number of shares of the Registrant's equity securities held by each director and all directors and officers of the Registrant as a group:

                                                                                        SHARED
                                            AMOUNT AND NATURE              SOLE VOTING  VOTING AND
                   NAME OF BENEFICIAL        OF BENEFICIAL                 AND INVES-   INVESTMENT
 TITLE OF CLASS         OWNER                  OWNERSHIP          TOTAL    MENT POWER    POWER
----------------- --------------------   ---------------------   --------  ------------ ----------
  Common stock      Stuart T. K. Ho       252,536 shares           24.4%       2.2%      22.2%(1)
                                             owned of record
  Common stock      Dean T. W. Ho         225,850 shares           21.9        2.7       19.2 (1)
                                             owned of record
  Common stock      Donald M. Wong        39,750 shares             3.8         --        3.8
                                             owned of record
  Common stock      Pedro Ada             5,444 shares               .5         .5         --
                                             owned of record
  Common stock      Stanley Hong          5,000 shares               .5         --         .5
                                             owned of record
  Common stock      C. B. Sung            5,000 shares               .5         .5         --
                                             owned of record
  Common stock      All directors and     310,730 shares           27.5        5.8       21.7 (1)
                     officers of             owned of record
                     Registrant
                     (9 persons)

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

        During fiscal year 1995, the Company borrowed $100,000 from certain officers of the Company through unsecured short-term notes. As of July 31, 1997, the balance of these short-term notes were $5,000 due to the officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company entered into loan participation agreements during the current year which provided that the Company sell, without recourse, to participants an undivided participating interest in the loan to Pageantry Communities, Inc. and Touchstone Development of Utah, LLC (see footnote 6 to the consolidated financial statements). Included in the total participants share of the loan commitment to Pageantry Communities, Inc., amounting to $485,550 at July 31, 1997, was $226,590 borrowed from an officer of a subsidiary of the Company. Included in the total participants share of the loan commitment to Touchstone Development of Utah, LLC, amounting to $750,000 at July 31, 1997, was $150,000 borrowed from a director of the Company and $75,000 borrowed from an officer of the Company.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K

      (A) Consolidated Financial Statements - See Index to Consolidated Financial Statements and Schedules.

      (B) There were no reports on Form 8-K filed during the last quarter of the year ended July 31, 1997.

      (C)   Exhibits:

              EXHIBIT                                                        FORM 10-K
              NUMBER               DESCRIPTION                                 PAGE
            ----------   --------------------------------------------------  --------
                3        Articles of Incorporation and By-Laws                 *
               11        Computation of Loss Per Common Share
               21        Subsidiaries of Capital Investment of Hawaii, Inc.


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

      * Incorporated by reference as Exhibits 1A and 1B to Registration Statement number 0-4179 filed on November 29, 1969.

      (D) Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules



Independent Auditors' Report

Consolidated Financial Statements:

      Consolidated Balance Sheets - July 31, 1997 and 1996

      Consolidated Statements of Operations and Retained Earnings - Years ended
        July 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows - Years ended July 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

Schedules:

            II Valuation and Qualifying Accounts and Reserves - Years ended July 31, 1997, 1996 and 1995

            III   Real Estate and Accumulated Depreciation - July 31, 1997

            IV    Mortgage Loans on Real Estate - July 31, 1997


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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Investment of Hawaii, Inc. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                            /s/ KPMG Peat Marwick LLP



Honolulu, Hawaii
October 24, 1997

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             July 31, 1997 and 1996


                     ASSETS (NOTE 7)                               1997             1996
                                                              ---------------  ---------------
Cash and cash equivalents                                  $      797,514          757,399

Marketable equity securities available-for-sale, at fair
   value (note 3)                                                      --           42,647

Receivables:
   Trade accounts and notes, less allowance for doubtful
     receivables of $27,191 and $25,001 in 1997 and 1996,
     respectively                                                 676,242          470,042
   Long-term receivables (including installments due
     within one year of $5,344 and $504,428 in 1997 and
     1996, respectively) (note 4)                                   7,470          965,908
                                                              ---------------  ---------------

         Total receivables                                        683,712        1,435,950
                                                              ---------------  ---------------

Inventories                                                        67,425           65,322

Developed real estate, less accumulated depreciation of
   $231,788 and $208,766 in 1997 and 1996, respectively
   (note 5)                                                     1,420,523        1,443,255

Undeveloped land held for sale (note 6)                           134,474          134,474

Other investments:
   Real estate (note 6)                                         2,959,237        1,917,209
   Securities, at cost (note 3)                                   817,723          700,454
                                                              ---------------  ---------------
                                                                3,776,960        2,617,663
                                                              ---------------  ---------------
Property and equipment, at cost:
   Leasehold improvements                                         221,413          218,265
   Furniture and equipment                                      1,772,820        1,959,795
                                                              ---------------  ---------------
                                                                1,994,233        2,178,060
   Less accumulated depreciation and amortization              (1,791,381)      (1,953,414)
                                                              ---------------  ---------------

         Net property and equipment                               202,852          224,646

Deferred charges and other assets                                  40,470           71,226
                                                              ---------------  ---------------

                                                           $    7,123,930        6,792,582
                                                              ===============  ===============

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             July 31, 1997 and 1996



          LIABILITIES AND STOCKHOLDERS' DEFICIT                    1997             1996
                                                              ---------------  ---------------
Indebtedness (note 7):
   Mortgage notes                                          $    1,853,583        1,864,493
   Other notes, secured                                           735,723        1,160,111
   Debentures                                                   1,976,245        2,062,245
   Other notes, unsecured                                         469,457          427,567
                                                              ---------------  ---------------

           Total indebtedness                                   5,035,008        5,514,416
                                                              ---------------  ---------------

Accounts payable, trade                                           635,013          651,407

Accrued expenses:
   Interest                                                        53,808           55,348
   Taxes other than income                                         14,518           16,954
   Other                                                          776,858          614,626
                                                              ---------------  ---------------

           Total accrued expenses                                 845,184          686,928
                                                              ---------------  ---------------

Other payables:
   Loans under participation agreements (note 6):
     Related parties                                              451,590               --
     Other                                                        783,960               --
   Other (notes 6 and 9)                                          534,041          230,376
                                                              ---------------  ---------------

           Total other payables                                 1,769,591          230,376
                                                              ---------------  ---------------

Commitments and contingent liabilities (notes 6, 7, 9, 10
   and 11)

Stockholders' deficit:
   Common stock without par value. Authorized 2,531,765
     shares; issued 1,723,765 shares at stated value of $1      1,723,765        1,723,765
   Additional paid-in capital                                     469,321          469,321
   Retained earnings                                              703,535        1,550,519
                                                              ---------------  ---------------
                                                                2,896,621        3,743,605

   Cost of 691,082 common shares in treasury                   (4,057,487)      (4,057,487)
   Unrealized gain on marketable equity securities
    (note 3)                                                           --           23,337
                                                              ---------------  ---------------

           Net stockholders' deficit                           (1,160,866)        (290,545)
                                                              ---------------  ---------------

                                                           $    7,123,930        6,792,582
                                                              ===============  ===============


See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                              and Retained Earnings

                    Years ended July 31, 1997, 1996 and 1995



                                                 1997              1996             1995
                                             --------------   ---------------  ---------------
Revenues (note 7):
   Income from investments notes 3 and 6)     $1,017,139        1,793,636        1,867,281
   Other                                         800,656          901,235          737,879
                                             --------------   ---------------  ---------------
                                               1,817,795        2,694,871        2,605,160
                                             --------------   ---------------  ---------------
Costs and expenses:
   Other direct operating expenses
     (note 10)                                   551,405          577,634          592,378
   General and administrative expenses
     (notes 9 and 10)                          1,294,041        1,302,895        1,303,705
   Interest (note 7)                             393,283          831,375          956,375
                                             --------------   ---------------  ---------------
                                               2,238,729        2,711,904        2,852,458
                                             --------------   ---------------  ---------------

         Loss from continuing operations        (420,934)         (17,033)        (247,298)

Loss from discontinued operations
     (note 17)                                  (426,050)        (356,325)        (560,628)
                                             --------------   ---------------  ---------------

         Net loss                               (846,984)        (373,358)        (807,926)

Retained earnings at beginning of year         1,550,519        1,923,877        2,731,803
                                             --------------   ---------------  ---------------

Retained earnings at end of year             $   703,535        1,550,519        1,923,877
                                             ==============   ===============  ===============

Loss per common share (note 13):
   Loss from continuing operations                  (.41)            (.02)            (.24)
   Loss from discontinued operations
     (note 17)                                      (.41)            (.34)            (.54)
                                             --------------   ---------------  ---------------

         Net loss per common share           $      (.82)            (.36)            (.78)
                                             ==============   ===============  ===============

Weighted average number of common shares
   outstanding during the year                 1,032,683        1,032,683        1,032,683
                                             ==============   ===============  ===============


See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended July 31, 1997, 1996 and 1995

                                                   1997            1996            1995
                                               --------------  --------------  --------------
Cash flows from operating activities:
   Cash received from customers                $ 5,271,819       6,398,025       5,751,175
   Cash paid to suppliers/employees             (6,380,857)     (7,713,659)     (6,967,784)
   Capital expenditures - real estate                 (290)         (2,201)        (29,251)
   Collections on long-term receivables
     arising from real estate sales                     --              --           3,681
   Purchase of investments in real estate
     (note 6)                                   (2,257,774)     (3,618,324)     (6,372,767)
   Collections from investments in real
     estate (note 6)                             1,215,746       5,392,975       8,012,363
   Dividends received                                8,451          13,483          10,536
   Interest received                               550,618       1,909,127       1,220,452
   Interest paid                                  (439,646)       (896,489)     (1,042,663)
                                               --------------  --------------  --------------

               Net cash (used in) provided
                 by operating activities        (2,031,933)      1,482,937         585,742
                                               --------------  --------------  --------------

Cash flows from investing activities:
   Purchases of other investments                 (188,549)             --         (63,618)
   Proceeds from sale of marketable                 47,491          80,803         401,704
     securities
   Proceeds from sale of other investments         543,035         521,085         100,647
   Proceeds from sale of property and
     equipment                                       6,900              --              --
   Loans made                                           --        (500,000)             --
   Collections on long-term receivables            958,438       1,190,406           3,690
   Capital expenditures                            (51,409)       (105,151)        (75,978)
                                               --------------  --------------  --------------

               Net cash provided by
                 investing activities            1,315,906       1,187,143         366,445
                                               --------------  --------------  --------------

Cash flows from financing activities:
   Proceeds from indebtedness                       48,844         564,563         432,837
   Payments on indebtedness                       (528,252)     (2,202,260)     (1,326,256)
   Payments on covenants not-to-compete                 --              --         (30,000)
   Proceeds received under loan
     participation agreements (note 6)           1,500,000              --         700,000
   Payments made under loan participation
     agreements (note 6)                          (264,450)     (1,562,620)       (587,380)
                                               --------------  --------------  --------------

               Net cash provided by (used
                 in) financing activities          756,142      (3,200,317)       (810,799)
                                               --------------  --------------  --------------

               Net increase (decrease) in
                 cash                               40,115        (530,237)        141,388

Cash and cash equivalents at beginning of          757,399       1,287,636       1,146,248
   year
                                               --------------  --------------  --------------

Cash and cash equivalents at end of year       $   797,514         757,399       1,287,636
                                               ==============  ==============  ==============

                                   (Continued)

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued


                                                   1997            1996            1995
                                               --------------  --------------  --------------
Reconciliation of net loss to cash (used in)
  provided by operating activities:
     Net loss                               $     (846,984)       (373,358)       (807,926)
                                               --------------  --------------  --------------

     Adjustments to reconcile net loss to
       cash provided by  (used in)
       operating activities:
        Capital expenditures - real estate            (290)         (2,201)        (29,251)
        Depreciation and amortization              100,370         211,836         323,700
        Gain on sale of marketable
          securities                               (28,181)        (54,448)       (236,323)
        Gain on sale of other investments         (471,755)       (412,627)        (52,724)
        Gain on sale/disposal of property
          and equipment                             (6,900)           (469)             --
        Change in assets and liabilities:
          Decrease (increase) in inventories        (2,103)        (12,209)          3,523
          Decrease (increase) in trade
            accounts and notes receivable,
            net                                   (206,200)        595,949        (303,226)
          Decrease in long-term receivables
            arising from real estate sales              --              --           3,681
          Decrease (increase) in investment
            in real estate                      (1,042,028)      1,774,651       1,639,596
          Decrease (increase) in deferred
            charges and other assets                26,611         (34,735)         71,896
          Increase (decrease) in accounts
            payable, trade                         (16,394)        221,974          57,814
          Increase (decrease) in accrued
            expenses and other payables            461,921        (431,426)        (85,018)
                                               --------------  --------------  --------------

               Total adjustments                (1,184,949)      1,856,295       1,393,668
                                               --------------  --------------  --------------

               Net cash (used in) provided
                 by operating activities    $   (2,031,933)      1,482,937         585,742
                                               ==============  ==============  ==============

Supplemental schedule of noncash operating, investing and financing activities:

(1) In fiscal year 1992, the Company entered into an agreement to acquire land and a warehouse for $1,350,000. The Company assumed the existing mortgage loan with an original balance of $700,000 and applied $650,000 of the existing deposit towards the purchase of the property in fiscal year 1995.

(2) Under SFAS No. 115, unrealized holding gains and losses on marketable securities that are classified as available-for-sale are reported as a separate component of stockholders' equity until realized. Unrealized holding gains amounted to nil, $23,337 and $65,381 in 1997, 1996 and 1995, respectively.

(3) In fiscal year 1995, $161,736 of other investment securities were transferred to marketable equity securities.


See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          July 31, 1997, 1996 and 1995




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

          INCOME RECOGNITION

      Profit on sales of real estate is recognized when title has passed, minimum down payment criterion are met, risks and records of ownership have been transferred to the buyer and there is no substantial continuing involvement with the property, collectibility of the sales price is reasonably assured and other criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 66 are met. If any of the aforementioned criteria are not met, profit is determined and recognized under either the installment, cost recovery, deposit or percentage of completion method.


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

                    CLASS OF ASSETS                  RATE OF DEPRECIATION
                                                     -----------------------
                 Leasehold improvements                   5% to 20%
                 Furniture and equipment               10% to 33-1/3%

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


      CASH EQUIVALENTS

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At July 31, 1997 and 1996, the Company held no instruments that would be considered cash equivalents.


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

      Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' deficit until realized.

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


      INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


      IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on August 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

      In October 1997, the Company entered into an agreement to sell certain assets and liabilities of its bakery operations (see note 17).

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(3) SECURITY INVESTMENTS

      At July 31, 1997 and 1996, the aggregate cost and aggregate fair value of marketable equity securities were as follows:

                                          1997              1996
                                          ----              ----

      Aggregate cost                  $     --             19,310
                                      ========             ======

      Aggregate fair value            $     --             42,647
                                      ========             ======


      Gross unrealized gains on the portfolio of marketable equity securities at July 31, 1997, 1996 and 1995 and net realized gains for the years then ended pertaining to all security investments were as follows:

                                                                                      NET
                                                                                   REALIZED
                                                        UNREALIZED                   GAINS
                                           -------------------------------------   ----------
                                             GAINS        LOSSES      NET GAINS
                                           ----------   -----------   ----------
       1997:
          Marketable equity securities      $    --           --            --       28,181
                                            =======       =======       ======
          Other security investments                                                471,755
                                                                                   --------

                                                                                   $499,936
                                                                                   ========

       1996:
          Marketable equity securities      $26,828       (3,491)       23,337       54,448
                                            =======       ======        ======

          Other security investments                                                412,627
                                                                                   ========

                                                                                   $467,075
                                                                                   ========

       1995:
          Marketable equity securities      $68,872       (3,491)       65,381      236,323
                                            =========     ======        ======

          Other security investments                                                 52,724
                                                                                   --------

                                                                                   $289,047
                                                                                   ========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4) LONG-TERM RECEIVABLES


      Maturities of long-term receivables at July 31, 1997 are summarized as follows:

                  1998                                 $5,344
                  1999                                  2,126
                                                       ------

                                                       $7,470
                                                       ======


      Substantially all long-term receivables are secured by real estate. The long-term receivables have a weighted average interest rate of 9%.


(5) DEVELOPED REAL ESTATE


      The components of developed real estate at July 31, 1997 and 1996 were as follows:

                                                                   1997             1996
                                                                   ----             ----
      Held for sale, at cost:
         Condominium apartment units, a portion of which
          includes undivided interest in land                  $  302,288          301,998
         Commercial property                                    1,350,000        1,350,000
         Other                                                         23               23
                                                               ----------        ---------
                                                                1,652,311        1,652,021
         Less accumulated depreciation                            231,788          208,766
                                                               ----------        ---------

                                                               $1,420,523        1,443,255
                                                               ==========        =========



(6) REAL ESTATE INVESTMENTS



      UNDEVELOPED LAND

      Undeveloped land held for sale at July 31, 1997 and 1996 consisted of approximately 39 acres in Makaha Valley on the island of Oahu, state of Hawaii.


      OTHER REAL ESTATE INVESTMENTS

      The Company has extended various ADC loan commitments to corporate real estate ventures to finance residential real estate projects in Nevada and Utah. These financing arrangements are being accounted for as in-substance investments in real estate, whereby the interest and fees the Company is entitled to will be recognized ratably as profits are earned on the sale of units in the underlying real estate projects. Each loan commitment has restrictive loan covenants which limit the maximum amount of loan proceeds available for site acquisition and development and building construction.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      At July 31, 1997 and 1996, all ADC loans were made to corporate real estate ventures which are owned by individuals who have personally guaranteed payment of the ADC loans.

      The following summarizes the Company's other investments in real estate and related deferred income which is presented as "other payables" in the accompanying consolidated balance sheets.

                                                 CAPITALIZED                      DEFERRED
             PROJECT              ADVANCES        INTEREST          TOTAL          INCOME
             -------             ----------      -----------       ------         --------
         As of July 31, 1997:
         Copper Bluffs, LLC      $  480,849        58,600          539,449          93,188
         Sunset Bay, LLC            498,268        56,400          554,668         137,376
         Pageantry
           Communities, Inc.        474,630        79,500          554,130          60,842
         Red Rock Canyon,
           LLC                      452,336        33,300          485,636          69,401
         Touchstone
           Development of
           Utah, LLC                805,654        19,700          825,354          12,020
                                 ----------        ------        ---------         -------

                                 $2,711,737       247,500        2,959,237         372,827
                                 ==========       =======        =========         ========
         As of July 31, 1996:
         Copper Bluffs, LLC      $  600,000         7,000          607,000          14,000
         Sunset Bay, LLC            608,400            --          608,400           1,014
         Pageantry
            Communities, Inc.       693,609         8,200          701,809          13,872
                                 ----------       -------        ---------         -------

                                 $1,902,009        15,200        1,917,209          28,886
                                 ==========        ======        =========         =======


      The following paragraphs summarize the ADC loan arrangements and present summary financial information for the corporate real estate ventures.


      COPPER BLUFFS, LLC

      On June 18, 1996, the Company extended a $600,000 ADC loan commitment to Copper Bluffs, LLC to finance a residential real estate project in Clark County, Nevada. At July 31, 1997 and 1996, the Company's aggregate investment in the real estate project amounted to $539,449 and $607,000, respectively, including $58,600 and $7,000, respectively, of capitalized interest. The ADC loan is secured by a parcel of land in Clark County, Nevada.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


      Financial information of Copper Bluffs, LLC is as follows:

                           CONDENSED BALANCE SHEET

                                JULY 31, 1997

                               ASSETS

       Cash                                              $    45,249
       Construction work in progress                       1,902,144
       Other current assets                                  385,226
                                                         -----------

                                                         $ 2,332,619
                                                         ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

       Accounts payable                                  $   152,691
       Construction notes payable                          1,435,774
       Due to Capital Investment of Hawaii, Inc.             480,849
       Other payables                                        197,679
                                                         -----------

                Total liabilities                          2,266,993
                                                         -----------

       Paid-in capital                                        21,821
       Retained earnings                                      43,805
                                                         -----------

                Total stockholders' equity                    65,626
                                                         -----------

                                                         $ 2,332,619
                                                         ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                          CONDENSED STATEMENT OF INCOME

                            YEAR ENDED JULY 31, 1997

       Sales                                          $    4,064,607
       Cost of sales                                      (3,663,215)
                                                         ---------------
               Gross profit                                  401,392
       Other income                                           18,736
       Other expenses                                       (265,181)
                                                         ---------------
               Net income                             $      154,947
                                                         ===============

      SUNSET BAY, LLC

      On July 29, 1996, the Company extended a $608,400 ADC loan commitment to Sunset Bay, LLC to finance a residential real estate project in Clark County, Nevada. The loan commitment was paid in full on November 1, 1996. Subsequently, on December 23, 1996, the Company extended a $800,000 ADC loan commitment to Sunset Bay, LLC to finance a residential real estate project in Clark County, Nevada. At July 31, 1997 and 1996, the Company's aggregate investment in the real estate project amounted to $554,668 and $608,400, respectively, including $56,400 of capitalized interest at July 31, 1997. The ADC loan is secured by a parcel of land in Clark County, Nevada.

      Financial information of Sunset Bay, LLC is as follows:

                         CONDENSED BALANCE SHEET

                              JULY 31, 1997
                                  ASSET

       Cash                                       $      307,902
       Construction work in progress                   2,412,946
                                                     --------------
                                                  $    2,720,848
                                                     ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

       Accounts payable                           $      261,618
       Construction notes payable                      1,766,066
       Due to Capital Investment of Hawaii, Inc.         498,268
       Other payable                                     190,046
                                                     --------------
               Total liabilities                       2,715,998
                                                     --------------
       Capital accounts                                    5,000
       Accumulated deficit                                  (150)
                                                     --------------
               Total stockholders' equity                  4,850
                                                     --------------
                                                  $    2,720,848
                                                     ==============

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                           CONDENSED STATEMENT OF LOSS

                            YEAR ENDED JULY 31, 1997

       Expenses                                   $          150
                                                     --------------
               Net loss                           $         (150)
                                                     ==============


      PAGEANTRY COMMUNITIES, INC.

      On June 25, 1996, the Company extended a $900,000 ADC loan commitment to Pageantry Communities, Inc. to finance a residential real estate project known as Tradewinds Subdivision in Clark County, Nevada. At July 31, 1997 and 1996, the Company's aggregate investment in the real estate amounted to $554,130 and $701,809, respectively, including $79,500 and $8,200, respectively, of capitalized interest. The ADC loan is secured by a parcel of land in Clark County, Nevada. Restrictive loan covenants limit the maximum amount of loan proceeds available during various phases of the project.

      Financial information of Tradewinds Subdivision is as follows:

                         CONDENSED BALANCE SHEET

                              JULY 31, 1997

                                 ASSETS

       Cash                                       $      336,000
       Construction work in progress                   3,615,456
       Due from Escrow account                            34,501
       Other receivable                                  245,000
                                                     --------------
                                                  $    4,230,957
                                                     ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

       Accounts payable                           $      839,438
       Interest payable                                   29,344
       Notes payable                                   2,288,561
       Due to Capital Investment of Hawaii, Inc.         474,630
       Other payables                                     81,117
                                                     --------------
               Total liabilities                       3,713,090
       Stockholders' equity                              517,867
                                                     --------------
                                                  $    4,230,957
                                                     ==============

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                           CONDENSED STATEMENT OF INCOME

                              YEAR ENDED JULY 31, 1997
       Sales                                                $    7,676,148
       Cost of sales                                            (6,901,771)
                                                               ---------------
               Gross profit                                        774,377

       Other expenses                                             (256,510)
                                                               ---------------
               Net income                                   $      517,867
                                                               ===============


      In fiscal year 1997, the Company entered into 15% loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Pageantry Communities, Inc. Participants' share of the loan commitment amounted to $485,550 at July 31, 1997, of which $226,590 was borrowed from an officer of a subsidiary of the Company.

      The loan participation agreements further provide that the Company, from time to time, may repurchase from the participants, their participating interests, in whole or in part, for an amount equal to the principal amount of the participating interests. Generally accepted accounting principles require that these participating agreements to be accounted for as financing arrangements rather than as sales due to the Company's option to repurchase the participating interests. Accordingly, the participants' loans amounting to $485,550 have been presented as "other investments in real estate" and "loans under participation agreements" in the accompanying balance sheets. Loans under these participation agreements will earn interest at the rate of 15% and participants share pro rata with the Company as to all payments, collections and recoveries. Payments on the loans are made from the proceeds from the sales of the residential units.


      RED ROCK CANYON, LLC

      On October 2, 1996, the Company extended a $500,000 ADC loan commitment to Red Rock Canyon, LLC to finance a residential real estate project in Washington County, Utah. At July 31, 1997, the Company's aggregate investment in the real estate project amounted to $485,636, including $33,300 of capitalized interest. The ADC loan is secured by a parcel of land in Washington County, Utah.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

          Financial information of Red Rock Canyon, LLC is as follows:

                             CONDENSED BALANCE SHEET

                                  JULY 31, 1997
                                     ASSETS

       Cash                                                 $       58,036
       Accounts receivable                                           6,000
       Refundable deposits                                          62,181
       Construction work in progress                             1,312,830
                                                               ---------------

                                                            $    1,439,047
                                                               ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

       Accounts payable                                     $       85,093
       Construction notes payable                                  692,414
       Due to Capital Investment of Hawaii, Inc.                   452,336
       Other payables                                              146,984
                                                               ---------------

               Total liabilities                                 1,376,827
                                                               ---------------

       Capital accounts                                             10,000
       Distributions                                                (5,000)
       Retained earnings                                            57,220
                                                               ---------------

               Total stockholders' equity                           62,220
                                                               ---------------

                                                            $    1,439,047
                                                               ===============

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                          CONDENSED STATEMENT OF INCOME

                           PERIOD ENDED JULY 31, 1997
       Sales                                                $      644,376
       Cost of sales                                              (559,413)
                                                               ---------------
               Gross profit                                         84,963

       Other expenses                                              (27,743)
                                                               ---------------
               Net income                                   $       57,220
                                                               ===============


      TOUCHSTONE DEVELOPMENT OF UTAH, LLC

      On February 4, 1997, the Company extended a $2,337,437 ADC loan commitment to Touchstone Development of Utah, LLC to finance a residential real estate project known as Overlake Estates in Tooele County, Utah. At July 31, 1997, the Company's aggregate investment in the real estate project amounted to $825,354, including $19,700 of capitalized interest. The ADC loan is secured by a parcel of land in Tooele County, Utah. Restrictive loan covenants limit the maximum amount of loan proceeds available during various phases of the project.

      Financial information of Touchstone Development of Utah, LLC is as follows:

                             CONDENSED BALANCE SHEET

                                  JULY 31, 1997
                                     ASSETS
       Cash                                                 $       94,132
       Refundable deposits                                          20,650
       Construction work in progress                             1,183,799
                                                               ---------------
                                                            $    1,298,581
                                                               ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

       Accounts payable                                     $      166,410
       Due to Capital Investment of Hawaii, Inc.                   805,654
       Construction notes payable                                  172,566
       Other payables                                              148,951
                                                               ---------------
               Total liabilities                                 1,293,581
       Stockholders' equity                                          5,000
                                                               ---------------
                                                            $    1,298,581
                                                               ===============

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The Company entered into 15% loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Touchstone Development of Utah, LLC. Participants' share of the loan commitment amounted to $750,000 at July 31, 1997. Certain participants are related parties which, in the aggregate, totaled $225,000 at July 31, 1997.


(7) INDEBTEDNESS


      Indebtedness at July 31, 1997 and 1996 is summarized as follows:


                                                                                   1997          1996
                                                                                -----------   -----------
      Mortgage notes:
         9-1/2%, payable to individuals in monthly installments
           of interest only, due on demand                                       $  200,000      200,000
         9-1/2%, payable to a corporation in monthly
           installments of interest only, due February 28, 1998                    1,000,000    1,000,000
         9-1/2%, payable to a financial institution in
           monthly installments of $6,125 including
           interest, due July 1, 2001                                               653,583      664,493
                                                                                 ----------   ----------
                                                                                  1,853,583    1,864,493
                                                                                 ----------   ----------
      Other notes, secured:
         Interest at index rate plus 1.5%, payable to a
           financial institution, paid in full in fiscal year 1997                     --            714
         Interest at prime (8.5% at July 31, 1997) plus 2.0%, payable to a financial institution in monthly installments of principal of
           $11,138, plus interest, due February 1, 1998, but payable on demand if subsidiary is in violation of
           certain financial covenants in loan agreement                            211,526      345,223
         10%, payable to a financial institution in monthly
           installments of $14,539 including interest, due
           June 1, 2002                                                             137,390      394,454
         Interest at prime (8.5% at July 31, 1997) plus
           2.5%, payable to a financial institution in
           monthly installments of interest only, due February 1, 1998              100,000      100,000
         10%, payable to a financial institution in monthly
           installments of $2,272 including interest, due
           June 1, 1998                                                             247,633      250,000
         Interest at prime (8.5% at July 31, 1997) plus
           1.25% until September 3, 1997, interest at prime plus 1.5%
           thereafter, payable to a financial institution in monthly
           installments of $278 including interest, due August 3, 2000                8,724       11,093

                        CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                                                                                1997         1996
                                                                             ----------   ----------
   Interest at prime (8.5% at July 31, 1997) plus 1.25% until December 1,
     1997; interest at prime plus 1.5% thereafter, payable to a financial institution in monthly principal installments of
     $322 plus interest, due October 31, 2000                                $   12,559       16,424
   Interest at prime (8.5% at July 31, 1997) plus
     1.5%, payable to a financial institution in
     monthly principal installments of $1,111 plus
     interest, due December 22, 1998                                             17,891       31,223
                                                                             ----------   ----------
                                                                                735,723    1,160,111
                                                                             ----------   ----------
Debentures - at stated rates (7% to 9.5%), payable to individuals in quarterly installments of interest only, all of which have matured and
   are payable on demand; amount authorized by indenture, $19,000,000         1,976,245    2,062,245
                                                                             ----------   ----------

Other notes, unsecured:
   Interest at stated rates (6% to 9.5%), term notes
     payable to individuals in quarterly installments
     of interest only, due two years from date of issuance                      324,457      297,567
   Interest at stated rates (8.0% to 9.5%), payable to individuals in quarterly installments of interest only, payable on demand except
     $75,000 due February 14, 1998 (of which $5,000 due to related parties)     145,000      130,000
                                                                             ----------   ----------

                                                                                469,457      427,567
                                                                             ----------   ----------

                                                                             $5,035,008    5,514,416
                                                                             ==========   ==========


      The Company has a $100,000 working capital line of credit with a bank. As of July 31, 1997, the outstanding drawings amounted to $100,000. The line of credit expires on February 1, 1998.

      Maturities of indebtedness are shown in the following summary:

                1998                                              $    4,094,639
                1999                                                     303,210
                2000                                                      21,777
                2001                                                     615,382
                                                                     -----------
                                                                  $    5,035,008
                                                                     ===========


                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The carrying amounts of assets pledged as collateral for indebtedness as of July 31, 1997 were as follows:

                Cash and cash equivalents                            $    35,640
                Inventories                                               67,425
                Developed real estate                                  1,420,523
                Investment in other securities                           817,723
                Property and equipment                                   180,254
                                                                     ===========


      In addition, the rights and interests in insurance policies, income or profits, and other contracts and agreements of the Company and Latipac Fine Foods, Inc., a wholly owned subsidiary, were pledged as collateral for indebtedness as of July 31, 1997.


(8) INCOME TAXES


      The benefit for income taxes applicable to the net loss for fiscal years 1997, 1996 and 1995 differ from the "expected benefit for income taxes" for those years (computed by applying the U.S. federal income tax rate of 34% to net loss) as follows:

                                              1997         1996          1995
                                           ----------    ---------    ---------
      Computed "expected" tax benefit      $(287,975)    (126,942)    (274,695)
      Net operating losses for which no
         deferred income tax benefit has
         been recognized                     271,312      111,222      255,602
      Dividends received deduction            (2,011)      (3,209)      (2,508)
      Officers' life insurance                16,508       16,441       17,794
      Other, net                               2,166        2,488        3,807
                                           ---------    ---------    ---------

                                           $      --           --           --
                                           =========    =========    =========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1997 and 1996 are presented below.


                                                              1997           1996
                                                           -----------    -----------
      Deferred tax assets:
         Deferred compensation agreement                   $    56,700         64,300
         Other investment securities, permanent decline
           in market value                                      83,100         83,100
         Deferred income on other real estate investment       141,700         11,000
         Net tax operating loss carryforwards                1,329,400      1,038,100
         Other                                                  80,800         95,600
                                                           -----------    -----------

               Total gross deferred tax assets               1,691,700      1,292,100

         Less valuation allowance                           (1,596,300)    (1,285,100)
                                                           -----------    -----------

               Net deferred tax assets                     $    95,400          7,000
                                                           ===========    ===========

      Deferred tax liabilities:
         Capitalized interest on other real estate         $    94,100          5,800
           investments
         Other                                                   1,300          1,200
                                                           -----------    -----------

               Total gross deferred tax liabilities        $    95,400          7,000
                                                           ===========    ===========

      The valuation allowance for deferred tax assets as of August 1, 1996 and 1995 were $1,285,100 and $1,157,400, respectively. The net change in the total valuation allowance for the years ended July 31, 1997 and 1996 were increases of $311,200 and $127,700, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

      As of July 31, 1997, the Company had tax net operating loss carryforwards of approximately $3,300,000 and $4,400,000 for federal and state income tax purposes, respectively, which can be used to offset future taxable income through 2012.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(9) DEFERRED COMPENSATION


      The Company has a deferred compensation agreement under which the Company is obligated to pay $5,000 each month for 120 consecutive months to the spouse of the late Mr. Chinn Ho, the former chairman of the Executive Committee. The Company commenced monthly payments in accordance with the deferred compensation agreement to Mrs. Chinn Ho in November 1989. The accrued obligation as of July 31, 1997 and 1996 amounted to $149,158 and $169,158, respectively, and is included in the consolidated balance sheet as other payables.


(10) LEASE COMMITMENTS


      The Company leases various facilities for its office premises, rental agency and its bakery operations. These operating leases provide that the Company pay all taxes, maintenance and insurance applicable to the leased properties.

      Consolidated future minimum payments required under noncancelable operating leases as of July 31, 1997 are summarized as follows:

      Year ending July 31:
         1998                                  $  330,960
         1999                                     286,897
         2000                                     281,815
         2001                                     280,120
         2002                                     280,120
         Thereafter                             2,249,247
                                               ----------
                                               $3,709,159
                                               ==========


      Net rent expense for all operating leases was $408,250, $501,100 and $449,900 for the years ended July 31, 1997, 1996 and 1995, respectively.


(11) COMMITMENT AND CONTINGENT LIABILITIES


      Under the provision of various agreements relating to its participation in mortgage notes receivable sold with recourse, the Company is committed to repurchase notes that become delinquent, as specified in the agreements, if requested to do so by the holder of the notes. At July 31, 1997 the outstanding balances of notes receivable sold that were subject to the aforementioned recourse provisions aggregated $74,000. The Company may be subject to similar recourse provisions with respect to additional outstanding balances of notes aggregating approximately $28,000 at July 31, 1997, although management does not believe this was the intent of the parties to the agreements related to the sale of its participation in notes receivable. The mortgage notes referred to above relate to condominium unit sales in 1972 and 1973. Management believes that if the Company is required to repurchase delinquent notes, no losses will be incurred as the proceeds from the sale of real estate securing the notes would be adequate to satisfy the related debt obligations.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(12) FOURTH QUARTER RESULTS (UNAUDITED)


      Fourth quarter results for the year ended July 31, 1997 are as follows:

      Revenues:
         Revenues from continuing operations            $   476,927
         Revenues from discontinued operations            1,071,813
                                                        -----------

                                                        $ 1,548,740
                                                        ===========
      Loss:
         Loss from continuing operations ($.08 per
           common share)                                $   (83,299)
         Loss from discountinued operations ($.14 per
           common share)                                   (145,570)
                                                        -----------

                                                        $  (228,869)
                                                        ===========


(13) LOSS PER COMMON SHARE


      Loss per common share was computed by dividing the applicable loss by the weighted average number of shares of common stock outstanding.


(14) SEGMENT INFORMATION


      The Company has classified its business activities into significant segments for the years ended July 31, 1997, 1996 and 1995. The Company's operations have been classified into real estate, security and other investing, wholesale bakery and other activities. Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and investment in undeveloped real estate. Also included in real estate activities are interest income on notes receivable arising from property sales and from loans made to development projects. Security and other investing activities include gains or losses from security investments and investment income related to the ownership of such investments. Other activities include the Company's rental agency businesses and other miscellaneous activities. The following is a summary of segment financial information for the years ended July 31, 1997, 1996 and 1995:

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                                                        1997          1996           1995
                                                    -----------    -----------    -----------
      Revenues:
         Real estate activities:
           Property rentals                         $   117,615        178,325         87,741
           Income from ADC loan
             arrangements                               449,842      1,143,229      1,360,568
           Interest income                               16,143        124,155        181,077
                                                    -----------    -----------    -----------

                 Total real estate
                   activities                           583,600      1,445,709      1,629,386
                                                    -----------    -----------    -----------

         Security and other investing activities:
             Gains from sales of securities             499,936        467,075        289,047
             Dividends and interest                      58,118         59,177         36,589
                                                    -----------    -----------    -----------

                 Total security and
                   other investing activities           558,054        526,252        325,636
                                                    -----------    -----------    -----------

         Other activities                               676,141        722,910        650,138
                                                    -----------    -----------    -----------

                                                    $ 1,817,795      2,694,871      2,605,160
                                                    ===========    ===========    ===========
      Operating loss from continuing operations:
           Real estate activities                   $   181,465      1,016,950      1,191,284
           Security and other investing
             activities                                 510,625        479,910        278,666
           Other activities                             (15,049)        43,294        (14,817)
                                                    -----------    -----------    -----------
                                                        677,041      1,540,154      1,455,133

           Interest expense                            (393,283)      (831,375)      (956,375)
           Corporate expenses                          (704,692)      (725,812)      (746,056)
                                                    -----------    -----------    -----------

                 Loss from continuing
                   operations                       $  (420,934)       (17,033)      (247,298)
                                                    ===========    ===========    ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


                                             1997        1996         1995
                                         ----------   ----------   ----------
      Depreciation and amortization:
         Real estate activities          $   24,226       30,768       18,210
         Security and other investing
           activities                           657          780        1,412
         Other activities                     8,100       16,244       21,075
                                         ----------   ----------   ----------

                 Total segments              32,983       47,792       40,697

         Corporate                           10,581        7,145       12,948
         Discontinued operations -
           wholesale bakery activities
           (note 17)                         56,806      156,899      270,055
                                         ----------   ----------   ----------

                                         $  100,370      211,836      323,700
                                         ==========   ==========   ==========

      Capital expenditures:
         Real estate activities          $      290        2,201    1,379,251
         Other activities                    13,288          790          341
         Corporate                            7,595        8,182        9,741
         Discontinued operations -
           wholesale bakery activities
           (note 17)                         30,526       96,179       65,896
                                         ----------   ----------   ----------

                                         $   51,699      107,352    1,455,229
                                         ==========   ==========   ==========

      Identifiable assets:
         Real estate activities          $4,535,896    4,479,964    6,975,918
         Security and other investing
           activities                       819,440      745,019      922,165
         Other activities                   439,206      128,501      728,060
                                         ----------   ----------   ----------

                 Total segments           5,794,542    5,353,484    8,626,143

      Corporate                             824,260      800,698    1,316,868
      Discontinued operations -
         wholesale bakery activities
         (note 17)                          505,128      638,400      674,742
                                         ----------   ----------   ----------

                                         $7,123,930    6,792,582   10,617,753
                                         ==========   ==========   ==========


      Sales between business segments are immaterial and are netted against the sales of the respective segment.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(15) BUSINESS AND CREDIT CONCENTRATIONS


      Substantially all of the Company's business activity is with customers located in Hawaii, Nevada and Utah. The majority of customers of the Company's operating businesses are related to the hospitality industry.

      The Company's business activities in Nevada and Utah related solely to financing residential real estate development projects. At July 31, 1997 and 1996, the Company had outstanding ADC loans of $2,711,737 and $1,902,009, respectively, due from corporate real estate ventures. Under participation agreements the Company had sold $1,235,550 of these loans without recourse as of July 31, 1997 (see note 6).


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


      DEFERRED COMPENSATION PAYABLE

      The carrying value of deferred compensation payable estimates fair value.


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

                                                JULY 31, 1997             JULY 31, 1996
                                           ------------------------- -------------------------
                                           CARRYING        FAIR       CARRYING       FAIR
               FINANCIAL ASSETS              AMOUNT        VALUE       AMOUNT        VALUE
                                           -----------  ------------ ------------ ------------
       Cash and cash equivalents        $     797,514      797,514     757,399       757,399
       Marketable equity securities                --           --      42,647        42,647
       Trade accounts receivable              676,242      676,242     470,042       470,042
       Long-term receivables                    7,470        7,272     965,908       886,218
       Other investments:
          Real estate                       2,959,237    2,933,208   1,917,209     1,785,774
          Securities                          817,723    1,378,169     700,454     1,511,892

            FINANCIAL LIABILITIES

       Accounts payable                       635,013      635,013     651,407       651,407
       Accrued expenses:
          Interest                             53,808       53,808      55,348        55,348
          Taxes other than income              14,518       14,518      16,954        16,954
          Other                               776,858      776,858     614,626       614,626
       Mortgage notes                       1,853,583    1,693,951   1,864,493     1,662,857
       Other notes, secured                   735,723      710,277   1,160,111     1,112,537
       Debentures                           1,976,245    1,976,245   2,062,245     2,062,245
       Other notes, unsecured                 469,457      466,347     427,567       424,752
       Deferred compensation payable          149,158      149,158     169,158       169,158

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(17) SUBSEQUENT EVENT


      In October 1997, the Company entered into an agreement to sell certain assets and liabilities of its subsidiary, Latipac Fine Foods, Inc. Summary operating results of the discontinued operations are as follows:

                                           1997           1996          1995
                                       ------------   ------------   -----------
      Total revenues                   $ 4,737,228      5,521,390      4,965,794
      Total costs and expenses          (5,163,278)    (5,877,715)    (5,526,422)
                                       -----------    -----------    -----------

              Loss from discontinued
               operations              $  (426,050)      (356,325)      (560,628)
                                       ===========    ===========    ===========


      The components of net liabilities of discontinued operations included in the consolidated balance sheets at July 31, 1997 and 1996 are as follows:

                                                  1997          1996
                                                ----------    --------
      Inventories                               $  67,425       65,322
      Deferred charges and other assets            28,471       45,571
      Property and equipment, at cost, net of
         accumulated depreciation and
         amortization                             151,640      173,777
      Accounts payable, trade                    (441,384)    (461,633)
      Accrued expenses                           (194,191)    (151,019)
                                                ---------    ---------

               Net liabilities                  $(388,039)    (327,982)
                                                =========    =========

                                        Schedule II

                             CAPITAL INVESTMENT OF HAWAII, INC.
                                      AND SUBSIDIARIES

                       Valuation and Qualifying Accounts and Reserves

                          Years ended July 31, 1997, 1996 and 1995



                                                                       ADDITIONS
                                                            --------------------------------
                                             BALANCE AT       CHARGED TO
                                            BEGINNING OF      COSTS AND         CHARGED TO                        BALANCE AT
                  DESCRIPTION                  PERIOD          EXPENSES       OTHER ACCOUNTS     DEDUCTIONS      END OF PERIOD
----------------------------------------   ---------------  ---------------   --------------   --------------   ---------------
Year ended July 31, 1997:
   Allowance for doubtful receivables          $25,001           18,000                --         15,810 (1)         27,191
                                           ===============  ===============   ==============   ==============   ===============

Year ended July 31, 1996:
   Allowance for doubtful receivables          $31,860           24,500                --         31,358 (1)         25,001
                                           ===============  ===============   ==============   ==============   ===============

Year ended July 31, 1995:
   Allowance for doubtful receivables          $58,544           (3,482)               --         23,202 (1)         31,860
                                           ===============  ===============   ==============   ==============   ===============


(1)   Accounts receivable written off.


See accompanying independent auditors' report.

                                  Schedule III

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation

                                  July 31, 1997



                                                                                            COST
                                                                                        CAPITALIZED
                                                                                         SUBSEQUENT      GROSS AMOUNT AT WHICH
                                                             INITIAL COST TO COMPANY         TO            CARRIED AT CLOSE
                                                                                        ACQUISITION           OF PERIOD
                                                             ------------------------   -------------   -----------------------
                                                                           BUILDINGS                                  BUILDINGS
                                                                             AND                                         AND
                                                                           IMPROVE-       IMPROVE-                    IMPROVE-
         DESCRIPTION                  ENCUMBRANCES              LAND        MENTS          MENTS            LAND        MENTS
------------------------------ ----------------------------  -----------   ----------   -------------    ----------   ---------
Developed real estate - held
   for sale
     Condominium apartments:
        Makaha, Hawaii         Note payable on five
                                  apartments to financial
                                  institution                $ (2,323)       30,138           13,381       (2,323)      43,519


        Honolulu, Hawaii       Mortgages payable on four
                                  apartments to various
                                  individuals and
                                  company; note payable
                                  on one apartment to
                                  financial institution        24,578       166,705           69,809       24,578      236,514

     Commercial/industrial:    Mortgages payable to
       Honolulu, Hawaii           financial institution
                                  and company; notes
                                  payable to financial        743,000       607,000             --        743,000      607,000
                                  institution

     Other miscellaneous
       developed real estate
       located in Hawaii       None                                23            --             --             23        --
                                                             -----------   ----------   -------------   ----------   -----------

             Total developed
               real estate                                    765,278       803,843           83,190      765,278      887,033

Undeveloped land held for
   sale - Makaha, Hawaii       None                            73,290            --           61,184       73,290       61,184
                                                             -----------   ----------   -------------   ----------   -----------

             Grand total                                   $  838,568       803,843          144,374      838,568      948,217
                                                             ===========   ==========   =============   ==========   ===========




                                                                                                        LIFE ON WHICH DEPRECIATION
                                             ACCUMULATED        DATE OF                                  IN LATEST INCOME STATEMENT
         DESCRIPTION             TOTAL       DEPRECIATION     CONSTRUCTION        DATE ACQUIRED               IS COMPUTED
------------------------------  ---------  --------------   -----------------   -------------------    ----------------------------
Developed real estate - held
   for sale
     Condominium apartments:
        Makaha, Hawaii
                                                            Completed           Various 1973 to       36 to 40 years for
                                  41,196       10,081          February 1971       1985                  apartments 5 years for
                                                                                                         furnishings

        Honolulu, Hawaii



                                                            Completed 1964      Various 1964 to       40 years for apartments
                                 261,092      190,579          and 1968            1985                  5 years for furnishings

     Commercial/industrial:
       Honolulu, Hawaii

                               1,350,000       31,128        Built 1986         July 1995             39 years


     Other miscellaneous
       developed real estate
       located in Hawaii              23           --        April 1956         July 1953
                                ---------- --------------

             Total developed
               real estate     1,652,311      231,788

Undeveloped land held for
   sale - Makaha, Hawaii         134,474           --                           May 1973              Primarily 20 years
                               ----------- --------------

             Grand total       1,786,785      231,788
                               =========== ==============

                                  Schedule III

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation, Continued



(1) Changes during the two years ended July 31, 1997:

                                                                 1997         1996
                                                               ----------   ----------
      Cost of real estate:
         Balance at beginning of year                          $1,786,495    1,786,651

         Additions during year - improvements to real estate          290        2,200
         Deductions during year - cost of retirements                --         (2,356)
                                                               ----------   ----------

         Balance at end of year                                $1,786,785    1,786,495
                                                               ==========   ==========

      Accumulated depreciation of real estate:
         Balance at beginning of year                          $  208,766      186,345

         Additions during the year - charged to costs and
           expenses                                                23,022       24,777
         Deductions during the year - retirements and sales          --         (2,356)
                                                               ----------   ----------

         Balance at end of year                                $  231,788      208,766
                                                               ==========   ==========


(2) Aggregate original cost for federal income tax purposes amounted to $1,862,770 for 1997.

(3)   Presentation on consolidated balance sheet as of July 31, 1997:

                                                         UNDEVELOPED
                                         DEVELOPED       LAND HELD
                                         REAL ESTATE     FOR SALE
                                         ------------   -----------
      Cost                               $ 1,652,311        134,474
         Less accumulated depreciation      (231,788)          --
                                         -----------    -----------

                                         $ 1,420,523        134,474
                                         ===========    ===========


See accompanying independent auditors' report.

                                   Schedule IV

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                          Mortgage Loans on Real Estate

                                  July 31, 1997



                                                                                                                        FACE
                                                                FINAL                 PERIODIC                        AMOUNT OF
              DESCRIPTION                  INTEREST RATE    MATURITY DATE          PAYMENT TERMS       PRIOR LIENS    MORTGAGES
----------------------------------------   -------------- -----------------   ----------------------   -----------   -----------
First mortgage - payable to a corporation
  on condominium apartments located
  in Honolulu, Hawaii                         9-1/2%       February 28, 1998   Monthly installments    $    --        1,000,000
                                                                                of interest only
First mortgages - payable to
   individuals
   on condominium apartment located                                            Monthly installments
   in Honolulu, Hawaii                        9-1/2%       On Demand            of interest only            --          200,000

First mortgages - payable to a                                                 Monthly installments
   financial institution on land                                               of $6,125, including
   and warehouse located in Honolulu,         9-1/2%       July 1, 2001             interest                --          700,000
   Hawaii
                                                                                                      ---------     -----------
                                                                                                      $     --        1,900,000
                                                                                                      =========     ===========


                                                            PRINCIPAL AMOUNT OF
                                                              LOANS SUBJECT TO
                                               CARRYING          DELINQUENT
                                               AMOUNT OF          PRINCIPAL
              DESCRIPTION                     MORTGAGE(1)        OR INTEREST
------------------------------------------   -------------  -------------------
First mortgage - payable to a corporation
  on condominium apartments located
  in Honolulu, Hawaii                        1,000,000               --

First mortgages - payable to
   individuals
   on condominium apartment located
   in Honolulu, Hawaii                         200,000               --

First mortgages - payable to a
   financial institution on land
   and warehouse located in Honolulu,
   Hawaii                                      653,583               --
                                            ----------          -----------

                                             1,853,583               --
                                            ==========          ===========


(1) Changes during the two years ended July 31, 1997 and 1996:

                                                                      1997             1996
                                                                 --------------    -----------
    Balance at beginning of year                                  $ 1,864,493        1,874,247

    Deductions during the year                                        (10,910)          (9,754)
                                                                  -----------      -----------

    Balance at end of year                                        $ 1,853,583        1,864,493
                                                                  ===========      ===========


See accompanying independent auditors' report.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CAPITAL INVESTMENT OF HAWAII, INC.




Date:  October 24, 1997              /s/ Stuart T. K. Ho
                                     ---------------------------------------
                                     Stuart T. K. Ho, Chairman of the Board,
                                     President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: October 24, 1997               /s/ Dean T. W. Ho
                                     ---------------------------------------
                                     Dean T. W. Ho, Vice Chairman, Secretary
                                     and Director



Date: October 24, 1997               /s/ Donald M. Wong
                                     ---------------------------------------
                                     Donald M. Wong, Senior Vice President,
                                     Chief Financial Officer, Treasurer and
                                     Director



Date: October 24, 1997               /s/ Harriet H. Matsuo
                                     ---------------------------------------
                                     Harriet H. Matsuo, Assistant Secretary and
                                     Assistant Treasurer



Date: October 24, 1997               /s/ Greta U. Nakao
                                     ---------------------------------------
                                     Greta U. Nakao, Assistant Secretary
                                     and Assistant Treasurer



Date: October 24, 1997               /s/ Pedro P. Ada
                                     ---------------------------------------
                                     Pedro P. Ada, Director



Date: October 24, 1997               /s/ C. B. Sung
                                     ---------------------------------------
                                     C. B. Sung, Director



Date: October 24, 1997               /s/ Stanley W. Hong
                                     ---------------------------------------
                                     Stanley W. Hong, Director

Date: October 24, 1997               /s/ Walter Lum
                                     ---------------------------------------
                                     Walter Lum, Assistant Treasurer