Form 10-Q
period 1997-10-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1997-12-15
CIK 17221

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-4179

                       CAPITAL INVESTMENT OF HAWAII, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      HAWAII                                  99-0065664
           (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
        OF INCORPORATION OR ORGANIZATION)

    SUITE 1700, MAKAI TOWER, 733 BISHOP STREET                   96813
                 HONOLULU, HAWAII                             (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (808) 537-3981

                                   NO CHANGE
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     There were 1,032,683 shares outstanding of common stock, no par value, as of October 31, 1997.

================================================================================

                         PART I - FINANCIAL INFORMATION

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 1997 AND JULY 31, 1997

                                     ASSETS

                                                                     OCTOBER 31,
                                                                         1997          JULY 31,
                                                                     (UNAUDITED)         1997
                                                                     ------------     ----------
Cash and cash equivalents..........................................  $    323,015        797,514
Receivables:
  Trade accounts and notes, less allowance for doubtful receivables
     of $26,908 at October 31, 1997 and $27,191 at July 31, 1997...       776,276        676,242
  Long-term receivables (including current installments of $4,469
     at October 31, 1997 and $5,344 at July 31, 1997...............         6,143          7,470
                                                                      -----------     ----------
     Total receivables.............................................       782,419        683,712
                                                                      -----------     ----------
Inventories........................................................        77,336         67,425
Developed real estate, less accumulated depreciation of $837,179 at
  October 31, 1997 and $231,788 at July 31, 1997...................     1,416,207      1,420,523
Undeveloped land held for sale.....................................       134,474        134,474
Other investments:
  Real estate......................................................     3,255,046      2,959,237
  Securities.......................................................       817,723        817,723
                                                                      -----------     ----------
                                                                        4,072,769      3,776,960
                                                                      -----------     ----------
Property and equipment, at cost:
  Leasehold improvements...........................................       221,413        221,413
  Furniture and equipment..........................................     1,779,176      1,772,820
                                                                      -----------     ----------
                                                                        2,000,589      1,994,233
  Less accumulated depreciation and amortization...................    (1,812,856)    (1,791,381)
                                                                      -----------     ----------
     Net property and equipment....................................       187,733        202,852
Deferred charges and other assets..................................       168,091         40,470
                                                                      -----------     ----------
                                                                     $  7,162,044      7,123,930
                                                                      ===========     ==========

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                       OCTOBER 31, 1997 AND JULY 31, 1997

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                     October 31,
                                                                         1997          July 31,
                                                                     (Unaudited)         1997
                                                                     ------------     ----------
Indebtedness (current installments of $4,202,277 at
  October 31, 1997 and $4,094,639 at July 31, 1997):
  Debentures.......................................................  $  1,961,245      1,976,245
  Mortgage notes...................................................     1,850,840      1,853,583
  Other notes, secured.............................................       821,747        735,723
  Other notes, unsecured...........................................       478,301        469,457
                                                                     ------------     ----------
          Total indebtedness.......................................     5,112,133      5,035,008
                                                                     ------------     ----------
Accounts payable, trade............................................       870,289        635,013
Accrued expenses...................................................       656,353        845,184
Other payables:
  Loans under participation agreement:
     Related parties...............................................       434,165        451,590
     Other.........................................................       861,554        783,960
  Other............................................................       626,596        534,041
                                                                     ------------     ----------
                                                                        1,922,315      1,769,591
                                                                     ------------     ----------
Stockholders' deficiency:
  Common stock, no par value, stated value $1 per share:
     Authorized 2,531,765 shares; issued 1,723,765 shares. (No
      shares reserved for conversion, warrants, options or other
      rights)......................................................     1,723,765      1,723,765
  Additional paid-in capital.......................................       469,321        469,321
  Retained earnings................................................       465,355        703,535
                                                                     ------------     ----------
                                                                        2,658,441      2,896,621
  Deduct cost of 691,082 common shares in treasury.................    (4,057,487)    (4,057,487)
                                                                     ------------     ----------
     Stockholders' deficiency......................................    (1,399,046)    (1,160,866)
                                                                     ------------     ----------
                                                                     $  7,162,044      7,123,930
                                                                     ============     ==========

     See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                          1997          1996
                                                                        ---------     ---------
Revenues:
  Commission and fees.................................................  $ 130,522       139,609
  Income from investments.............................................    192,721       199,291
  Other...............................................................     80,075           763
                                                                        ---------     ---------
                                                                          403,318       339,663
                                                                        ---------     ---------
Cost and expenses:
  Other direct operating expenses and general and administrative
     expenses.........................................................    523,326       535,586
  Interest............................................................     87,333        92,118
                                                                        ---------     ---------
                                                                          610,659       627,704
                                                                        ---------     ---------
          Loss from continuing operations.............................   (207,341)     (288,041)
Loss from discontinued operations.....................................    (30,839)      (67,801)
                                                                        ---------     ---------
          Net loss....................................................   (238,180)     (355,842)
Retained earnings at beginning of period..............................    703,535     1,550,519
                                                                        ---------     ---------
Retained earnings at end of period....................................  $ 465,355     1,194,677
                                                                        =========     =========
Loss per common share:
  Loss from continuing operations.....................................       (.20)         (.27)
  Loss from discontinued operations...................................       (.03)         (.07)
                                                                        ---------     ---------
          Net loss per common share...................................  $    (.23)         (.34)
                                                                        =========     =========
Dividends per common share............................................       NONE          NONE
                                                                        ---------     ---------
Weighted average number of common shares outstanding during the
  period..............................................................  1,032,683     1,032,683
                                                                        =========     =========

     See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                        1997           1996
                                                                      ---------     ----------
Net cash used in operating activities...............................  $(603,552)    (1,209,078)
                                                                      ---------     ----------
Cash flows from investing activities:
  Capital expenditures..............................................     (8,241)       (12,590)
  Purchase of securities and other investments......................         --       (179,015)
  Proceeds from sales of securities.................................         --        125,743
                                                                      ---------     ----------
          Net cash used in investing activities.....................     (8,241)       (65,862)
                                                                      ---------     ----------
Cash flows from financing activities:
  Proceeds from long-term debt......................................    159,705         23,205
  Principal payments on indebtedness................................    (82,580)       (95,895)
  Proceeds received under loan participation agreements.............    406,061        750,000
  Payments made under loan participation agreements.................   (345,892)            --
                                                                      ---------     ----------
          Net cash provided by financing activities.................    137,294        677,310
                                                                      ---------     ----------
          Net decrease in cash and cash equivalents.................   (474,499)      (597,630)
Cash and cash equivalents at beginning of period....................    797,514        757,399
                                                                      ---------     ----------
Cash and cash equivalents at end of period..........................  $ 323,015        159,769
                                                                      =========     ==========

     See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1997 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended October 31, 1996.

     In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of October 31, 1997 and July 31, 1997, the results of its operations for the three months ended October 31, 1997 and 1996, and its cash flows for the three months ended October 31, 1997 and 1996. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

 2. ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share and SFAS No. 129, Disclosure of Information About Capital Structure. SFAS No. 128 simplifies the calculation of earnings per share and revises related disclosure requirements. SFAS No. 129 consolidates existing guidance related to an entity's capital structure. SFAS No. 128 is effective for interim periods and fiscal years ending after December 15, 1997. Earlier application is not permitted. SFAS No. 129 is effective for financial statements and periods ending after December 15, 1997. The adoption of these statements is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of An Enterprise and Related Information. SFAS No. 130 requires that changes in comprehensive income be reported in a financial statement. Comprehensive income is defined as all changes in equity, including net income, except those resulting from investments by and distributions to owners. SFAS No. 131 requires public companies to report selected quarterly information about business segments, including information on products and services, geographic areas and major customers based on a management approach to reporting. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997, although SFAS No. 131 need not be applied to interim periods in the initial year of implementation. Reclassification of financial statements for prior periods will be required for comparative purposes. As these statements relate solely to disclosure requirements, their implementation will not have an affect on the Company's financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, investing in securities, and wholesale business activities which are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three months ended October 31, 1997 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three months ended October 31, 1996.

  Income from Investments

     The decrease in income from investments of $6,570 for the three months ended October 31, 1997 as compared to the same period in 1996 is primarily due to the income from the sale of security investments of $91,700 for the three months ended October 31, 1996 and nil for the three months ended October 31, 1997. This decrease was offset by an increase in interest income from the Company's acquisition, development and construction (ADC) loans in Nevada and Utah of approximately $77,000 for the three months ended October 31, 1997 as compared to the same period in 1996.

  Other Income

     The increase in other income of $79,312 for the three months ended October 31, 1997 as compared to the same period in 1996 is primarily due to the receipt of the cash surrender value of officer life insurance policies which were canceled by the Company.

DISCONTINUED WHOLESALE BAKERY ACTIVITIES

     Wholesale bakery activities include the production and sale of bakery products primarily to major hotels, commercial airlines and U.S. military installations in Hawaii. In October 1997, the Company entered into an agreement to sell certain assets and liabilities of its subsidiary Latipac Fine Foods, Inc. and to discontinue its bakery operations.

     The decrease in loss from discontinued operations of $36,962 for the three months ended October 31, 1997 as compared to the same period in 1996 is due to the decrease in operating and administrative expenses of Latipac Fine Foods, Incorporated of approximately $47,000.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1997, the Company held cash and cash equivalents of $323,015. The decrease in cash of $474,499 for the three months ended October 31, 1997 is primarily due to cash used in operating activities.

     Included in cash used in operating activities for the three months ended October 31, 1997 was approximately $421,200 of advances for the construction of residential developments in Nevada and Utah. The Company's net loss of $238,180 is also included in cash used in operating activities.

     Cash flows from financing activities for the three months ended October 31, 1997 includes proceeds from long-term debt of $159,705. Proceeds received on loan participation agreements in the Company's loans to Pageantry Communities, Inc. and Touchstone Development of Utah, LLC amounted to $406,061 for the three months ended October 31, 1997 which were partially offset by $345,892 in repayments on the participation loan agreements during the three months ended October 31, 1997.

     The Company met its operating cash requirements for the three months ended October 31, 1997 by using cash on hand at July 31, 1997 and proceeds from loan participation agreements. Cash inflows and outflows from ADC loans in Copper Bluffs, LLC, Sunset Bay, LLC, Red Rock Canyon, Pageantry Communities, Inc. and Touchstone Development of Utah, LLC will continue throughout fiscal year 1998. Cash requirements will continue to be satisfied from institutional borrowings, loan participation agreements and net collections on ADC loans.

                          PART II -- OTHER INFORMATION

ITEMS 1, 2, 3, 4, 5.

     None

ITEM 6.

     (a) None

     (b) Form 8-K dated November 3, 1997 was filed during the three months ended October 31, 1997 reporting the sale of assets and liabilities of the Company's wholly-owned Subsidiary, Latipac Fine Foods, Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAPITAL INVESTMENT OF HAWAII, INC.

Dated: December 11, 1997                     /s/ STUART T. K. HO
                                             -----------------------------------
                                             Chairman of the Board and President

Dated: December 11, 1997                     /s/ DONALD M. WONG
                                             -----------------------------------
                                             Senior Vice President and Treasurer