Form 10-Q
period 1998-01-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1998-03-16
CIK 17221

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[  X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended January 31, 1998

                                       OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ___________________


Commission File Number 0-4179


                       CAPITAL INVESTMENT OF HAWAII, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Hawaii                                        99-0065664
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 1700, Makai Tower, 733 Bishop Street
            Honolulu, Hawaii                                    96813
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code       (808) 537-3981
                                                  ------------------------------

                                    No Change
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


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

         There were 1,032,683 shares outstanding of common stock, no par value, as of January 31, 1998.

                         PART I - FINANCIAL INFORMATION

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       January 31, 1998 and July 31, 1997

                                     ASSETS

                                                          January  31,       July 31,
                                                              1998             1997
                                                          -----------      -----------
                                                          (Unaudited)
Cash and cash equivalents                                 $   491,901          797,514
Receivables:
       Trade accounts and notes, less allowance
          for doubtful receivables of $20,946
          at January 31, 1998 and $27,191 at
          July 31, 1997                                       813,376          676,242
       Long-term receivables (including current
              installments of $3,780 at January 31,
              1998 and $5,344 at July 31, 1997                  4,825            7,470
                                                          -----------      -----------

                    Total receivables                         818,201          683,712
                                                          -----------      -----------

Inventories                                                        --           67,425
Developed real estate, less accumulated depre-
       ciation of $242,594 at January 31, 1998
       and $231,788 at July 31, 1997                        1,410,792        1,420,523
Undeveloped land held for sale                                134,474          134,474
Other investments:
       Real estate                                          2,325,687        2,959,237
       Securities                                             817,698          817,723
                                                          -----------      -----------

                                                            3,143,385        3,776,960
                                                          -----------      -----------
Property and equipment, at cost:
       Leasehold improvements                                  62,409          221,413
       Furniture and equipment                                359,271        1,772,820
                                                          -----------      -----------

                                                              421,680        1,994,233
       Less accumulated depreciation and amortization        (379,662)      (1,791,381)
                                                          -----------      -----------

                    Net property and equipment                 42,018          202,852

Deferred charges and other assets                              22,814           40,470
                                                          -----------      -----------

                                                          $ 6,063,585        7,123,930
                                                          ===========      ===========


See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                       January 31, 1998 and July 31, 1997


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                          January  31,       July 31,
                                                              1998             1997
                                                          -----------      -----------
                                                          (Unaudited)
Indebtedness (current installments of $4,210,476
       at January 31,1998 and $4,094,639
       at July 31, 1997):
              Debentures                                 $ 1,958,245        1,976,245
              Mortgage notes                               1,848,028        1,853,583
              Other notes, secured                           732,482          735,723
              Other notes, unsecured                         483,019          469,457
                                                         -----------      -----------

                    Total indebtedness                     5,021,774        5,035,008
                                                         -----------      -----------

Accounts payable, trade                                      142,697          635,013
Accrued expenses                                             679,319          845,184
Other payables:
       Loans under participation agreement:
              Related parties                                148,193          451,590
              Other                                          503,498          783,960
       Other                                                 672,195          534,041
                                                         -----------      -----------

                                                           1,323,886        1,769,591
                                                         -----------      -----------

Stockholders' deficiency:
       Common stock, no par value, stated value
         $1 per share:
              Authorized 2,531,765 shares;  issued
                  1,723,765 shares. (No shares
                  reserved for conversion, warrants,
                  options or other rights)                 1,723,765        1,723,765
       Additional paid-in capital                            469,321          469,321
       Retained earnings                                     760,310          703,535
                                                         -----------      -----------

                                                           2,953,396        2,896,621
       Deduct cost of 691,082 common shares in
              treasury                                    (4,057,487)      (4,057,487)
                                                         -----------      -----------

                    Stockholders' deficiency              (1,104,091)      (1,160,866)
                                                         -----------      -----------

                                                         $ 6,063,585        7,123,930
                                                         ===========      ===========


See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                  Three Months ended January 31, 1998 and 1997

                                       and

                   Six months ended January 31, 1998 and 1997

                                   (Unaudited)


                                                          Three Months                      Six Months
                                                           January 31,                      January 31,
                                                   ---------------------------     ---------------------------
                                                       1998           1997             1998           1997
                                                       ----           ----             ----           ----
Revenues:
     Commissions and fees                          $   210,900         194,231     $   341,422         355,655
     Income from investments                           270,511         156,364         463,232         333,840
     Other                                                  --           6,656          80,075           7,419
                                                   -----------     -----------     -----------     -----------

                                                       481,411         357,251         884,729         696,914
                                                   -----------     -----------     -----------     -----------

Cost and expenses:
     Other direct operating expenses
        and general and administrative
        expenses                                       434,880         444,450         958,206         994,058
     Interest                                          161,642          94,251         248,975         172,347
                                                   -----------     -----------     -----------     -----------

                                                       596,522         538,701       1,207,181       1,166,405
                                                   -----------     -----------     -----------     -----------

         Loss from continuing
            operations                                (115,111)       (181,450)       (322,452)       (469,491)
                                                   -----------     -----------     -----------     -----------

Discontinued operations:
     Loss from operations of discon-
        tinued bakery operations                        (5,433)        (71,226)        (36,272)       (139,027)
     Gain from sale of certain assets
        and liabilities of discontinued
        bakery operations                              415,499              --         415,499              --
                                                   -----------     -----------     -----------     -----------

         Net earnings (loss) from
            discontinued operations                    410,066         (71,226)        379,227        (139,027)
                                                   -----------     -----------     -----------     -----------

         Net earnings (loss)                           294,955        (252,676)         56,775        (608,518)

Retained earnings at beginning of
   period                                              465,355       1,194,677         703,535       1,550,519
                                                   -----------     -----------     -----------     -----------

Retained earnings at end of period                 $   760,310         942,001     $   760,310         942,001
                                                   ===========     ===========     ===========     ===========

                                                          Three Months                      Six Months
                                                           January 31,                      January 31,
                                                   ---------------------------     ---------------------------
                                                       1998           1997             1998           1997
                                                       ----           ----             ----           ----
Earnings (loss) per common share:
     Loss from continuing
         operations                                $      (.11)           (.17)    $      (.31)           (.45)
     Earnings (loss) from discontinued
         operations                                        .40            (.07)            .36            (.14)
                                                   -----------     -----------     -----------     -----------

         Net earnings (loss) per
            common share                           $       .29            (.24)    $       .05            (.59)
                                                   ===========     ===========     ===========     ===========

Dividends per common share                                NONE            NONE            NONE            NONE

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

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                   Six months ended January 31, 1998 and 1997

                                   (Unaudited)


                                       1998           1997
                                       ----           ----
Retained earnings at July 31        $  703,535      1,550,519
Net earnings (loss)                     56,775       (608,518)
                                    ----------     ----------

Retained earnings at January 31     $  760,310        942,001
                                    ==========     ==========




See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                   Six months ended January 31, 1998 and 1997

                                   (Unaudited)


                                                           1998             1997
                                                           ----             ----

Net cash provided by (used in) operating activities     $   300,703         (547,935)
                                                        -----------      -----------

Cash flows from investing activities:
       Capital expenditures                                  (9,223)         (18,695)
       Proceeds from sales of securities                         --          158,404
                                                        -----------      -----------

              Net cash provided by (used in)
                    investing activities                     (9,223)         139,709
                                                        -----------      -----------

Cash flows from financing activities:
       Proceeds from long-term debt                         167,023           31,605
       Principal payments on indebtedness                  (180,257)        (325,827)
       Proceeds received under loan participa-
           tion agreements                                  435,493          750,000
       Payments made under loan participation
           agreements                                    (1,019,352)         (77,400)
                                                        -----------      -----------

Net cash provided by (used in) financing activities        (597,093)         378,378
                                                        -----------      -----------

              Net decrease in cash and
                    cash equivalents                       (305,613)         (29,848)

Cash and cash equivalents at beginning of period            797,514          757,399
                                                        -----------      -----------

Cash and cash equivalents at end of period              $   491,901          727,551
                                                        ===========      ===========




See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Information

                                   (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1997 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended October 31, 1997.

     In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of January 31, 1998 and July 31, 1997, the results of its operations for the six months ended January 31, 1998 and 1997, and its cash flows for the six months ended January 31, 1998 and 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  Accounting Pronouncement

     In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 131, Disclosures About Segments of An Enterprise and Related Information. SFAS No. 131 requires public companies to report selected quarterly information about business segments, including information on products and services, geographic areas and major customers based on a management approach to reporting. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although its provisions need not be applied to interim periods in the initial year of implementation. Reclassification of financial statements for prior periods will be required for comparative purposes. As this statement relate solely to disclosure requirements, its implementation will not have an affect on the Company's financial condition, results of operations or liquidity.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS  OF OPERATIONS


              RESULTS OF OPERATIONS

              The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, investing in securities, and wholesale business activities which are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three and six months ended January 31, 1998 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three and six months ended January 31, 1997.

              Income from Investments

              The increase in income from investments of $114,147 and $129,392, respectively for the three and six months ended January 31, 1998 as compared to the same periods in 1997 is primarily due to an increase of interest income from the Company's acquisition, development and construction (ADC) loans in Nevada and Utah of approximately $199,200 for the six months ended January 31, 1998 as compared to the same period in 1997. This increase was offset by a decrease in income from the sale of security investments of $91,700 for the six months ended January 31, 1997 and nil for the six months ended January 31, 1998.

              Other Income

              The increase in other income of $72,656 for the six months ended January 31, 1998 as compared to the same period in 1997 is primarily due to the receipt of the cash surrender value of officer life insurance policies which were canceled by the Company.


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

              In December 1997, the Company finalized the sale of the assets and liabilities of its discontinued bakery operations and recorded a gain on sale of $415,499. The decrease in loss from discontinued operations of $102,755 for the six months ended January 31, 1998 as compared to the same period in 1997 is due to the decrease in operating and administrative expenses of Latipac Fine Foods, Incorporated.

              LIQUIDITY AND CAPITAL RESOURCES

              At January 31, 1998, the Company held cash and cash equivalents of $491,901. The decrease in cash of $305,613 for the six months ended January 31, 1998 is primarily due to cash used in financing activities.

              Included in cash provided by operating activities for the six months ended January 31, 1998 was approximately $615,000 of advances made and $1,185,000 of repayments received on advances for the construction of residential developments in Nevada and Utah. The Company's net earnings of $56,775 is also included in cash provided operating activities.

              Cash flows from financing activities for the six months ended January 31, 1998 includes repayments on loan participation agreements in the Company's loans to Pageantry Communities, Inc. and Touchstone Development of Utah, LLC of approximately $1,019,352. Proceeds received on loan participation agreements in the Company's loans to Pageantry Communities, Inc. and Touchstone Development of Utah, LLC amounted to $435,493 for the six months ended January 31, 1998.

              The Company met its operating cash requirements for the six months ended January 31, 1998 by using cash on hand at July 31, 1997 and proceeds from loan participation agreements. Cash inflows and outflows from ADC loans in Copper Bluffs, LLC, Sunset Bay, LLC, Red Rock Canyon, Pageantry Communities, Inc. and Touchstone Development of Utah, LLC will continue throughout fiscal year 1998. Cash requirements will continue to be satisfied from institutional borrowings, loan participation agreements and net collections on ADC loans.

                           PART II - OTHER INFORMATION


Items 1,2,3,5.    None

Item 4. The following actions were taken at the annual stockholders meeting held on January 30, 1998:

                           a. Directors were re-elected for the year as follows:

                                            Stuart T.K. Ho
                                            Dean T.W. Ho
                                            Donald M. Wong
                                            Stanley W. Hong
                                            Pedro Ada
                                            C.B. Sung

                           b.    KPMG Peat Marwick LLP was re-elected
                                 independent auditors for the year ending July 31, 1998 by a vote of 557,558 shares in the affirmative and none in the negative.

Item 6.                    (a)   None

                           (b) Form 8-K dated November 3, 1997 was filed during the six months ended January 31, 1998 reporting the sale of assets and liabilities of the Company's wholly-owned subsidiary, Latipac Fine Foods, Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   March 12, 1998             /s/ STUART T.K. HO
                                   -----------------------------------
                                   Chairman of the Board and President


Dated:   March 12, 1998             /s/ DONALD M. WONG
                                   -----------------------------------
                                   Senior Vice President and Treasurer