Form 10-Q
period 1998-04-30
CAPITAL INVESTMENT OF HAWAII INC
filed 1998-06-15
CIK 17221

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to


Commission File Number 0-4179


                       CAPITAL INVESTMENT OF HAWAII, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Hawaii                                                99-0065664
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Suite 1700, Makai Tower, 733 Bishop Street
             Honolulu, Hawaii                                       96813
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (808) 537-3981
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

        There were 1,032,683 shares outstanding of common stock, no par value, as of April 30, 1998.

                         PART I - FINANCIAL INFORMATION

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                        April 30, 1998 and July 31, 1997

                                     ASSETS

                                                          April 30,         July 31,
                                                            1998              1997
                                                         (Unaudited)
                                                         -----------      -----------
Cash and cash equivalents                                $   342,261          797,514
Receivables:
      Trade accounts and notes, less allowance
           for doubtful receivables of $21,157
           at April 30, 1998 and $27,191 at
           July 31, 1997                                     816,450          676,242
      Long-term receivables (including current
           installments of $3,335 at April 30,
           1998 and $5,344 at July 31, 1997                    3,737            7,470
                                                         -----------      -----------

                      Total receivables                      820,187          683,712
                                                         -----------      -----------

Inventories                                                       --           67,425
Developed real estate, less accumulated depre-
      ciation of $248,041 at April 30, 1998
      and $231,788 at July 31, 1997                        1,406,292        1,420,523
Undeveloped land held for sale                               134,474          134,474
Other investments:
      Real estate                                          2,284,360        2,959,237
      Securities                                             816,259          817,723
                                                         -----------      -----------

                      Total other investments              3,100,619        3,776,960
                                                         -----------      -----------

Property and equipment, at cost:
      Leasehold improvements                                  66,531          221,413
      Furniture and equipment                                397,809        1,772,820
                                                         -----------      -----------

                                                             464,340        1,994,233

      Less accumulated depreciation and amortization        (419,854)      (1,791,381)
                                                         -----------      -----------
                      Net property and equipment              44,486          202,852

Deferred charges and other assets                             10,192           40,470
                                                         -----------      -----------

                                                         $ 5,858,511        7,123,930
                                                         ===========      ===========




See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                        April 30, 1998 and July 31, 1997


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                       April 30,        July 31,
                                                         1998             1997
                                                     (Unaudited)
                                                     -----------      -----------
Indebtedness (current installments of $4,196,000
      at April 30,1998 and $4,094,639 at
      July 31, 1997):
           Debentures                                $ 1,948,245        1,976,245
           Mortgage notes                              1,844,810        1,853,583
           Other notes, secured                          667,624          735,723
           Other notes, unsecured                        492,184          469,457
                                                     -----------      -----------

                      Total indebtedness               4,952,863        5,035,008
                                                     -----------      -----------

Accounts payable, trade                                  145,890          635,013
Accrued expenses                                         530,776          845,184
Other payables:
      Loans under participation agreement:
           Related parties                               213,527          451,590
           Other                                         527,530          783,960
      Other                                              721,233          534,041
                                                     -----------      -----------

                      Total other payables             1,462,290        1,769,591
                                                     -----------      -----------

Stockholders' deficiency:
      Common stock no par value, stated value
         $1 per share:
             Authorized 2,531,765 shares;
               issued 1,723,765 shares
               (No shares reserved for con-
               version, warrants, options
               or other rights)                        1,723,765        1,723,765
      Additional paid-in capital                         469,321          469,321
      Retained earnings                                  631,093          703,535
                                                     -----------      -----------

                                                       2,824,179        2,896,621
      Deduct cost of 691,082 common shares in
           treasury                                   (4,057,487)      (4,057,487)
                                                     -----------      -----------

                      Stockholders' deficiency        (1,233,308)      (1,160,866)
                                                     -----------      -----------
                                                     $ 5,858,511        7,123,930
                                                     ===========      ===========




See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                   Three Months ended April 30, 1998 and 1997

                                       and

                    Nine months ended April 30, 1998 and 1997


                                   (Unaudited)


                                                Three Months                   Nine Months
                                                  April 30,                     April 30,
                                                  ---------                     ---------
                                             1998           1997           1998           1997
                                         -----------    -----------    -----------    -----------
Revenues:
    Commissions and fees                 $   201,415        191,115    $   542,837        524,955
    Income from investments                  157,808        450,966        621,040        806,621
    Other                                       (885)         8,773         79,190         16,192
                                         -----------    -----------    -----------    -----------

                                             358,338        650,854      1,243,067      1,347,768
                                         -----------    -----------    -----------    -----------

Cost and expenses:
    Other direct operating expenses
       and general and administrative
       expenses                              395,995        437,299      1,354,201      1,431,357
    Interest                                  91,560        109,536        340,535        281,883
                                         -----------    -----------    -----------    -----------

                                             487,555        546,835      1,694,736      1,713,240
                                         -----------    -----------    -----------    -----------

        Gain (loss) from continuing
           operations                       (129,217)       104,019       (451,669)      (365,472)
                                         -----------    -----------    -----------    -----------

Discontinued operations:
    Loss from operations of discon-
       tinued bakery operations                   --       (113,616)       (36,272)      (252,643)
    Gain from sale of certain assets
       and liabilities of discontinued
       bakery operations                          --             --        415,499             --
                                         -----------    -----------    -----------    -----------

        Net earnings (loss) from
           discontinued operations                --       (113,616)       379,227       (252,643)
                                         -----------    -----------    -----------    -----------

        Net loss                            (129,217)        (9,597)       (72,442)      (618,115)

Retained earnings at beginning of
   period                                    760,310        942,001        703,535      1,550,519
                                         -----------    -----------    -----------    -----------

Retained earnings at end of period       $   631,093        932,404    $   631,093        932,404
                                         ===========    ===========    ===========    ===========

                                         Three Months                     Nine Months
                                           April 30,                       April 30,
                                           ---------                       ---------
                                       1998         1997             1998            1997
                                    ---------   ------------    -------------    ------------
Earnings (loss) per common share:
    Gain (loss) from continuing
        operations                  $    (.13)           .10    $        (.44)           (.35)
    Loss from discontinued
        operations                         --           (.11)             .37            (.25)
                                    ---------   ------------    -------------    ------------

        Loss per common share       $    (.13)          (.01)   $        (.07)           (.60)
                                    =========   ============    =============    ============

Dividends per common share               NONE           NONE             NONE            NONE
                                    =========   ============    =============    ============
Weighted average number of common
    shares outstanding during the
    period                          1,032,683      1,032,683        1,032,683       1,032,683
                                    =========   ============    =============    ============




See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                    Nine months ended April 30, 1998 and 1997

                                   (Unaudited)


                                                          1998          1997
                                                      -----------    ----------
Net cash provided by (used in) operating activities   $   138,108    (1,078,690)
                                                      -----------    ----------

Cash flows from investing activities:
      Proceeds from sales of securities                        --       428,394
      Capital expenditures                                (16,723)      (36,257)
                                                      -----------    ----------
           Net cash provided by (used in)
                 investing activities                     (16,723)      392,137
                                                      -----------    ----------

Cash flows from financing activities:
      Proceeds from long-term debt                        176,190        40,205
      Principal payments on indebtedness                 (258,335)     (427,824)
      Proceeds received under loan participa-
         tion agreements                                  810,283     1,250,000
      Payments made under loan participation
         agreements                                    (1,304,776)     (180,600)
                                                      -----------    ----------

           Net cash provided by (used in)
                 financing activities                    (576,638)      681,781
                                                      -----------    ----------

           Net decrease in cash and
                 cash equivalents                        (455,253)       (4,772)

Cash and cash equivalents at beginning of period          797,514       757,399
                                                      -----------    ----------

Cash and cash equivalents at end of period            $   342,261       752,627
                                                      ===========    ==========




See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                   Condensed Statements of Retained Earnings

                   Nine months ended April 30, 1998 and 1997

                                  (Unaudited)


                                                      1998               1997
                                                   ---------         ----------
Retained earnings at July 31                       $ 703,535          1,550,519
Net loss                                             (72,442)          (618,115)
                                                   ---------         ----------
Retained earnings at April 30                      $ 631,093            932,404
                                                   =========         ==========



See accompanying notes to condensed consolidated financial statements.

              CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Information

                                  (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1997 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended January 31, 1998.

    In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of April 30, 1998 and July 31, 1997, the results of its operations for the nine months ended April 30, 1998 and 1997, and its cash flows for the nine months ended April 30, 1998 and 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.


(2) Accounting Pronouncement

    In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 131, Disclosures About Segments of An Enterprise and Related Information. SFAS No. 131 requires public companies to report selected quarterly information about business segments, including information on products and services, geographic areas and major customers based on a management approach to reporting. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although its provisions need not be applied to interim periods in the initial year of implementation. Reclassification of financial statements for prior periods will be required for comparative purposes. As this statement relates solely to disclosure requirements, its implementation will not have an affect on the Company's financial condition, results of operations or liquidity.

(3) Other Real Estate Investments

    HEARTHSTONE HOMES, INC.

    In February 1998, the Company extended a $425,000 acquisition, development and construction loan commitment to Hearthstone Homes, Inc. to finance a residential real estate project in Clark County, Nevada. At April 30, 1998, the Company's aggregate investments in the real estate project amounted to $225,000.

    Further, the Company entered into a participation agreement in February 1998 which provides that the Company sell without recourse, to the participant an undivided participating interest in the loan to Hearthstone Homes, Inc. The participant's share of the loan commitment is $112,500 as of April 30, 1998. The loan under this participation agreement earns interest at a rate of 15% per annum and the participant shares pro rata with the Company as to all payments, collections and recoveries. The loan participation agreement provides that the Company, from time to time, may repurchase from the participant, his participating interest.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS  OF OPERATIONS


           RESULTS OF OPERATIONS

           The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, investing in securities, and wholesale business activities which are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three and nine months ended April 30, 1998 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three and nine months ended April 30, 1997.

           Income from Investments

           The decrease in income from investments of $293,158 and $185,581 respectively for the three and nine months ended April 30, 1998 as compared to the same periods in 1997 is primarily due to a decrease of interest income from the Company's acquisition, development and construction (ADC) loans in Nevada and Utah. The decline in investment income is also attributed to a decrease in income from the sale of security investments of $91,700 for the nine months ended April 30, 1997 as compared to nil for the nine months ended April 30, 1998.

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

           In December 1997, the Company finalized the sale of the assets and liabilities of its discontinued bakery operations and recorded a gain on sale of $415,499. The decrease in loss from discontinued operations of $216,371 for the nine months ended April 30, 1998 as compared to the same period in 1997 is due to the decrease in operating and administrative expenses of Latipac Fine Foods, Incorporated.

           LIQUIDITY AND CAPITAL RESOURCES

           At April 30, 1998, the Company held cash and cash equivalents of $342,261. The decrease in cash of $455,253 for the nine months ended April 30, 1998 is primarily due to cash used in financing activities.

           Included in cash provided by operating activities for the nine months ended April 30, 1998 was approximately $677,000 of advances made and $894,000 of repayments received on advances for the construction of residential developments in Nevada and Utah. The Company's net loss of $72,442 is also included in cash provided by operating activities.

           Cash flows from financing activities for the nine months ended April 30, 1998 includes repayments on loan participation agreements in the Company's loans to Pageantry Communities, Inc. and Touchstone Development of Utah, LLC of $1,304,776. Proceeds received on loan participation agreements in the Company's loans to Pageantry Communities, Inc. and Touchstone Development of Utah, LLC amounted to $810,283 for the nine months ended April 30, 1998.

           The Company met its operating cash requirements for the nine months ended April 30, 1998 by using cash on hand at July 31, 1997 and proceeds from loan participation agreements. Cash inflows and outflows from ADC loans in Copper Bluffs, LLC, Sunset Bay, LLC, Red Rock Canyon, Pageantry Communities, Inc., Touchstone Development of Utah, LLC and Hearthstone Homes, Inc. will continue throughout fiscal year 1998. Cash requirements will continue to be satisfied from institutional borrowings, loan participation agreements and net collections on ADC loans.

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

                                    CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   June 11, 1998              /s/ STUART T.K. HO
                                    -----------------------------------
                                    Chairman of the Board and President


Dated:   June 11, 1998              /s/ DONALD M. WONG
                                    -----------------------------------
                                    Senior Vice President and Treasurer