Form 10-K
period 1998-07-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1998-10-29
CIK 17221

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    Form 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file Number 0-4179


                       Capital Investment of Hawaii, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Hawaii                                         99-0065664
----------------------------------------------           ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

       733 Bishop Street, Suite 1700
              Honolulu, Hawaii                                   96813
----------------------------------------------           ----------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (808) 537-3981
Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
          None                                           None
-------------------------------       -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (x) Yes ( ) No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x]

     The Company's voting stock is not actively traded on any exchange and accordingly the aggregate market value is not determinable.

     There were 1,032,683 shares outstanding of common stock, no par value as of October 23, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

     Articles of Association and By-Laws are incorporated by reference into Part IV of this report.

                                     PART I




ITEM 1.  BUSINESS

         Capital Investment of Hawaii, Inc. (Registrant) was incorporated in Hawaii in 1944. The Registrant and its subsidiaries are engaged principally in real estate, security and other investing activities. Financial information about industry segments is presented in note 12 of the notes to consolidated financial statements. As of July 31, 1998, the Registrant and its subsidiaries had 22 employees.

REAL ESTATE

         Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and the investment in undeveloped land located principally on the island of Oahu in the state of Hawaii. Also included in real estate activities is interest income on notes receivable arising from property sales and income earned from financing acquisition, development and construction loan commitments in connection with residential real estate projects in Nevada and Utah. Since real estate sales and developments are not made and undertaken on a continuous basis, there exist significant fluctuations from year to year. The results of any one year are not necessarily comparable to other years and should not be a basis of expectation for future years. The identification and location of the Registrant's real estate holdings are discussed in Item 2, PROPERTIES.

SECURITY AND OTHER INVESTING ACTIVITIES

         Security and other investing activities include gains and losses from the sale of other investments and dividend and interest income related to the ownership of such investments. The timing of sales and related gains/losses, which tend to vary with market conditions and the Registrant's cash requirements, are subject to significant fluctuations from year to year.

DISCONTINUED WHOLESALE BAKERY ACTIVITIES

         Wholesale bakery activities include the production and sale of bakery products primarily to major hotels, commercial airlines and U.S. military installations in Hawaii. The Registrant acquired the assets of an existing bakery in August 1990 and additional assets of another smaller bakery in May 1991. In December 1997, the Company sold certain assets and liabilities of its subsidiary Latipac Fine Foods, Inc. and discontinued its bakery operations.


OTHER ACTIVITIES

         Other activities include a real estate management division in Waikiki, Hawaii that in fiscal year 1998 had revenues of $660,560 and net income of $303,319, compared with revenues of $670,420 and net income of $316,913 in fiscal year 1997.


ITEM 2.  PROPERTIES

As of July 31, 1998, the Registrant and its subsidiaries owned properties used in connection with its real estate activities as set forth below. All properties are located in the City and County of Honolulu, and the titles are held in fee.


                              DESCRIPTION                                               AREA
      -------------------------------------------------------------------          -----------------
      Developed Real Estate and Undeveloped Land

  5   condominium apartments, Makaha Valley Towers in Makaha, Hawaii
                                                                                   3,837 square feet

  5   condominium apartments, Ilikai Apartment Building and Ilikai Marina
          Apartment Building in Honolulu, Hawaii                                   5,199 square feet

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

         See note 6 of the notes to consolidated financial statements for information with respect to real estate pledged as security for indebtedness.


ITEM. 3  LEGAL PROCEEDINGS

         There is no litigation which, in the opinion of management, will have a materially adverse affect on the Company's consolidated financial position or results of operations.


ITEM. 4  SUBMISSION TO A VOTE HOLDERS

         There were no matters that were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1998.

                                     PART II




ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant's common shares are not listed on any stock exchange, and there is no active trading of the shares. The following is the high and low quarterly bid information for each of the full quarterly periods within the years ended July 31, 1998 and 1997:



                                                    LOW BID         HIGH BID
                                                    -------         --------
            Quarter ended:
                October 31, 1996                      1/4              7/16
                January 31, 1997                      7/16             1/2
                April 30, 1997                        1/2              1/2
                July 31, 1997                         1/2              1/2
                October 31, 1997                      1/2              1/2
                January 31, 1998                      1/2              1/2
                April 30, 1998                        1/2              1/2
                July 31, 1998                         1/2              1/2


         The aforementioned quotations were received from Abel-Behnke Corporation which makes a market in the Company's stock.

         On July 31, 1998, there were approximately 540 stockholders of record of common stock, excluding individuals and institutions for whom shares are held in the names of nominees or brokerage firms.

         There were no common stock dividends declared or paid during fiscal years 1998, 1997, and 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                       SUMMARY OF CONSOLIDATED OPERATIONS


                                                                 YEARS ENDED JULY 31,
                                    ---------------------------------------------------------------------------------
                                        1998              1997            1996             1995              1994
                                    -----------        ---------      -----------      -----------      -------------
Revenues                            $ 1,916,355        1,817,795      $ 2,694,871      $ 2,605,160      $   2,125,551
Loss from continuing operations
                                       (615,884)        (420,934)         (17,033)        (247,298)          (514,690)
Loss per common share from
    continuing operations (A)              (.60)            (.41)            (.02)            (.24)              (.50)
                                    ===========        =========      ===========      ===========      =============

(A) Loss per common share from continuing operations for each year was computed by dividing loss from continuing operations by the weighted average number of shares of common stock outstanding in each year. A detailed analysis of the loss per share computation for each year is presented in Exhibit 11. There were no cash dividends paid on common stock for the five years ended July 31, 1998.


                               FINANCIAL CONDITION


                                  1998           1997           1996           1995           1994
                               ----------     ----------     ----------     ----------     ----------
Total assets                   $5,406,774      7,123,930      6,792,582     10,617,753     11,498,301
                               ==========     ==========     ==========     ==========     ==========

Indebtedness:
    Mortgage notes             $1,841,684      1,853,583      1,864,493      1,874,247      1,200,000
    Other notes, secured          590,470        735,723      1,160,111      2,670,016      3,416,384
    Debentures                  1,942,745      1,976,245      2,062,245      2,108,245      2,221,895
    Other notes, unsecured        502,355        469,457        427,567        499,605        507,253
                               ----------     ----------     ----------     ----------     ----------

                               $4,877,254      5,035,008      5,514,416      7,152,113      7,345,532
                               ==========     ==========     ==========     ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company recorded a net loss of $266,867 for the fiscal year ended July 31, 1998, (fiscal year 1998), compared with net losses of $846,984 and $373,358 for fiscal years 1997 and 1996, respectively.

         The net loss for fiscal year 1998 included depreciation and amortization totaling $71,747, as compared to $100,370 and $211,836 in fiscal years 1997 and 1996, respectively.

         The Company's subsidiary, Latipac Fine Foods, Incorporated, ("Latipac") accounted for $29,858, $56,806 and $156,899 of depreciation for fiscal years ended July 31, 1998, 1997, and 1996, respectively.

         The Company's operating performance during fiscal year 1998, substantially reflected the effects of (a) an agreement to dispose of certain assets and liabilities owned by its subsidiary, Latipac, and the business known as "Bakery Europa"; (b) the Company's continuing activity as a lender making working capital available to home builders in Nevada and Utah to buy land and to build finished lot pads; and (c) the Company's continuing business as a property management agent of approximately 300 condominium apartments in Waikiki, Hawaii, mostly situated in the Ilikai Apartment Building and the Ilikai Marina Apartment Building.

         The economic climate in Hawaii during fiscal year 1998 was poor, as it had been for several years, without interruption. Hawaii's private-sector economy is heavily dependent upon tourism, and especially upon tourists from Japan. The Japanese economy has been in decline since 1992, and it is not expected to significantly improve in fiscal year 1999. The Company does not expect Hawaii's economy to improve in fiscal year 1999. The economies of southern Nevada and Utah, on the other hand, are robust and have been so for several years. The Company expects homebuilding activity in southern Nevada and Utah to continue to be active during fiscal year 1999, stimulated by steady job growth and low interest rates.

BAKERY OPERATIONS

         In December 1997, the Company sold certain assets and liabilities of Latipac. Bakery Europa's operating results for fiscal years 1998, 1997, and 1996 is summarized as follows:


                                                    1998            1997           1996
                                                  ---------      ---------      ---------
Income (loss) before certain interest and
    depreciation and amortization                 $   4,936       (341,407)      (157,426)
Interest on loan to acquire this subsidiary's
    assets                                           (5,288)       (27,837)       (42,000)
Depreciation and amortization                       (29,858)       (56,806)      (156,899)
Gain on sale of discontinued operations             379,227             --             --
                                                  ---------      ---------      ---------

           Net income (loss)                      $ 349,017       (426,050)      (356,325)
                                                  =========      =========      =========

         Bakery Europa's net product sales for fiscal year 1998 were $2,137,368, compared with net sales of $4,737,228 and $5,521,390 for fiscal years 1997 and 1996, respectively. The gross profit margin for fiscal year 1998 was 40.1%, compared with 40.1% and 36.4% for fiscal years 1997 and 1996, respectively. Net income (loss) per share for Bakery Europa amounted to $.34, $(.41) and $(.35) for the fiscal years 1998, 1997, and 1996, respectively. Gain on sale of the discontinued operation for fiscal 1998 resulted in an earnings per share of $.37.


NEVADA AND UTAH FINANCING ACTIVITIES

         Since fiscal year 1991, the Company has engaged in making "ADC loans" to home builders in southern Nevada and Utah. An ADC loan is an arrangement whereby the Company, who shares in the same risks and potential rewards as those of the borrower, advances funds so that the borrower is able to acquire and develop unimproved land, provide infrastructure and construct homes. In recent years, banks and other federally insured lending institutions have tightened credit standards. As a result of this stringent credit environment many home builders have been forced to seek alternate sources of financing such as ADC loans.

         The Company has made sixteen such loans since 1991, and all have either been paid or are performing. The Company has never experienced a default on a loan it has made. The Company's ADC lending activities in recent years have been as follows:

                                                            ADVANCES AT
                                            INCOME FROM       END OF
          FISCAL YEAR                       INVESTMENTS     FISCAL YEAR
          -----------                       -----------     -----------
          1998                               $  828,824      1,435,210
          1997                                  449,842      2,711,737
          1996                                1,143,229      1,902,009
                                             ==========     ==========

         Deferred income on these loans totaled $434,755 at July 31, 1998, compared to $372,827 and $28,886, at July 31, 1997 and 1996, respectively.

         ADC loans bear higher than average risk. The Company adheres to a policy of concentrating its loans with experienced builders building single-family dwelling projects priced for the "entry-level" or "first move-up" markets. The Company's practice is to limit the outstanding loan balance to an amount only sufficient to acquire land and to construct homes on only a portion of the total lots in the project. The effect of this practice is to require the builder to sell completed homes in order to finance the building of the remaining lots. The loans are secured, but they are often subordinated to conventional loans to finance the construction of homes.

         The Las Vegas new home market continues to be very active, driven by an expansion of hotel and gaming facilities, steady immigration into the area, driven by the growth of the area's high-job growth. The Salt Lake City home building market is also very active, driven by the growth of the area's high-technology industry and the city's confining land features, which have resulted in high urban density. The Company also finances projects in Mesquite, Nevada, and in the suburbs of St. George, Utah, which have attracted new residents, many of whom are fleeing what they consider to be over-crowded conditions in Las Vegas.

PROPERTY MANAGEMENT

         The Company manages more than 300 condominium apartment units in Waikiki, mainly in the Ilikai Apartment Building and the Ilikai Marina Apartment Building, under management agreements with individual apartment owners. This division of the Company from time to time earns brokerage fee income from sales of apartments.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents balance at July 31, 1998 was $752,493 compared with $797,514 at the end of fiscal year 1997.

         Cash provided by operating activities amounted to $597,782 in 1998 and resulted primarily from the net decrease in investments in real estate of $1,433,827 related to the Company's Nevada and Utah ADC arrangements.

         Cash inflows in 1998 provided by investing activities amounted to $239,159 which are attributed to collections on long-term receivables and proceeds from the sale of other investments. Cash used in financing activities of $881,962 included proceeds of loan participation agreements of $832,500 which were offset by payments made under loan participation agreements of $1,556,708 (see note 6 to the consolidated financial statements).

         During fiscal year 1998, the Company was able to meet its operating cash requirements with cash flows generated from operating and investing activities. Cash inflows and outflows from investments in Copper Bluffs, LLC, Sunset Bay, LLC, Red Rock Canyon, LLC, Touchstone Development of Utah, LLC, and Hearthstone Homes, Inc. will continue into fiscal year 1999. Cash requirements for fiscal year 1999 will be satisfied from institutional borrowings, refinancing of notes payable, net collections of notes receivable, cash in banks at year end, net collections of ADC loans and additional loan participation agreements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants nor disagreements on accounting or financial disclosure matters for the years ended July 31, 1998 and 1997.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists all directors of the Registrant as of July 31, 1998:


                                                         NUMBER OF
                                                        YEARS SERVED
                                   OFFICE HELD WITH          AS                                         OTHER PUBLIC
      NAME               AGE         REGISTRANT          DIRECTOR      BUSINESS EXPERIENCE             DIRECTORSHIPS
---------------------    ---    ---------------------   ------------   -------------------          ----------------------
Stuart T. K. Ho           62    Chairman of the Board         31        Positions held with          Bancorp Hawaii, Inc.;
                                    and President                           Registrant                  Gannett Co., Inc.;
                                                                                                        College Retirement
                                                                                                        Equities Fund

Dean T. W. Ho (1)         60    Vice Chairman and             17        Positions held with                    --
                                    Secretary                               Registrant

Donald M. Wong            80    Senior Vice                   24        Positions held with                    --
                                    President, Chief                        Registrant
                                    Financial Officer
                                    and Treasurer

Pedro P. Ada              68    None                          27        President of Ada's                     --
                                                                            Incorporated; real
                                                                            estate, insurance
                                                                            agency and investments

Stanley W. Hong (2)       62    None                          13        President and Chief          Central Pacific Bank;
                                                                            Executive Officer of        First Insurance Co.
                                                                            Chamber of Commerce         of Hawaii
                                                                            of Hawaii

C. B. Sung                73    None                          13        Chairman of Unison                     --
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

         The following table lists all executive officers of the Registrant as of July 31, 1998:


        NAME                AGE              OFFICE                                 POSITION HELD
--------------------       ----   ---------------------------     ---------------------------------------------------
Stuart T. K. Ho             62    Chairman of the Board and       Chairman of the Board since 1982, President from
                                      President                       1975 to 1982 and since 1988, Vice President and
                                                                      Secretary from 1966 to 1975

Dean T. W. Ho(1)            60    Vice Chairman and Secretary     Secretary since 1991, Vice Chairman since 1988,
                                                                      President from 1982 to 1987, Executive Vice
                                                                      President from 1975 to 1982 and Vice President
                                                                      from 1965 to 1975

Donald M. Wong              80    Senior Vice President and       Senior Vice President since 1990, Financial Vice
                                      Treasurer                       President from 1965 to 1990 and Treasurer since
                                                                      1965

Harriet H. Matsuo           73    Assistant Secretary and         Secretary from 1975 to 1991 and Assistant Secretary
                                      Assistant Treasurer             and Assistant Treasurer from 1965 to 1975 and
                                                                      since 1991

Greta U. Nakao              76    Assistant Secretary and         Assistant Treasurer since 1975 and Assistant
                                      Assistant Treasurer             Secretary since 1981

(1)    Mr. Dean T. W. Ho is the brother of Mr. Stuart T. K. Ho.

         The term of office of the above executive officers is for a period of one year. No events have occurred during the past five years that are material to an evaluation of the ability or integrity of any executive officer.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table shows the compensation for each of the years ended July 31, 1998, 1997, 1996 and 1995 for (a) the Chairman of the Board and President, and (b) all executive officers of the Registrant whose annual compensation exceeds $100,000.


                           SUMMARY COMPENSATION TABLE


                                          ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
    ---------            ----       -------------------------------      -------------------------------------
        (A)              (B)          (C)         (D)         (E)           (F)            (G)           (H)            (I)
                                                             OTHER                       SECURITY                       ALL
                                                             ANNUAL       RESTRICTED       UNDER-                      OTHER
      NAME AND                                               COMPEN-         STOCK         LYING         LTIP         COMPEN-
     PRINCIPAL                       SALARY       BONUS       SATION        AWARD(S)      OPTIONS/      PAYOUTS        SATION
      POSITION           YEAR         ($)          ($)          ($)           ($)         SARS(#)         ($)            ($)
--------------------     ----        ------       -----      -------       ---------     ---------      -------       -------
Stuart T.K. Ho,
    Chairman of the
    Board and
    President            1998       127,008        --           --             --            --           --             --
                         1997       127,424        --           --             --            --           --             --
                         1996       132,000        --           --             --            --           --             --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following sets forth, as of July 31, 1998, shareholders of record who beneficially own more than 5% of the voting stock of the Registrant:


                                                                                           AMOUNT AND                   NATURE OF
                                                                                           BENEFICIAL                    PERCENT
           NAME AND ADDRESS OF BENEFICIAL OWNER:                                            OWNERSHIP                   OF CLASS
----------------------------------------------------------                                  ---------                   --------
Cede & Co.                                                                                   164,124                      15.9%
P. O. Box 20
New York, New York  10004

Stuart T. K. Ho, Dean T. Ho, and Karen Ho Hong, Trustees
   of the Chinn Ho Trust
                                                                                             168,650                      16.3
733 Bishop Street, Suite 1700
Honolulu, Hawaii  96813

Stuart T. K. Ho                                                                              252,536 (1)                  24.4
733 Bishop Street, Suite 1700
Honolulu, Hawaii 96813

Dean T. W. Ho                                                                                225,850 (2)                  21.9
733 Bishop Street, Suite 1700
Honolulu, Hawaii  96813

Karen Ho Hong                                                                                212,425 (3)                  20.6
4976 Poola Street
Honolulu, Hawaii  96821

Robin Lee                                                                                     77,250                       7.5
977 Longridge Road
Oakland, California 94610


(1)       Includes:(a) sole voting and investment power, 22,813 shares.
                   (b) shared voting and investment power for 168,650 shares
                       owned by the Chinn Ho Trust, of which Stuart Ho is one of 3 Trustees, and 29,500 shares owned by the Chinn Ho Foundation, of which Stuart Ho is one of 4 Trustees.
                   (c) 10,850 shares owned by Mary L. Ho, spouse, who has sole voting and investment power.
                   (d) 20,723 shares held in an IRA account.

(2)       Includes:(a) sole voting and investment power, 27,700 shares.
                   (b) shared voting and investment power for 168,650 shares
                       owned by the Chinn Ho Trust, of which Dean Ho is one of 3 Trustees, and 29,500 shares owned by the Chinn Ho Foundation, of which Dean Ho is one of 4 Trustees.

(3)       Includes:(a)  sole voting and investment power, 38,775 shares.
                   (b) shared voting and investment power for 168,650 shares
                       owned by the Chinn Ho Trust, of which Karen Ho Hong is one of 3 Trustees.
                   (c) shared voting and investment power for 5,000 shares owned by Karen Ho Hong and Stanley Hong as trustees for David Hong.


                  The following table sets forth, as of July 31, 1998, the number of shares of the Registrant's equity securities held by each director and all directors and officers of the Registrant as a group:


                                                                                            SOLE
                                                  AMOUNT AND                             VOTING AND         SHARED
                                                  NATURE OF                                INVES-          VOTING AND
                      NAME OF BENEFICIAL          BENEFICIAL                                MENT           INVESTMENT
   TITLE OF CLASS           OWNER                   OWNERSHIP                 TOTAL          POWER            POWER
-------------------  -------------------       -------------------           ------      ----------        -----------
  Common stock       Stuart T. K. Ho           252,536 shares                24.4%           2.2%             22.2%
                                                   owned of record

  Common stock       Dean T. W. Ho             225,850 shares                21.9            2.7              19.2 (1)
                                                   owned of record

  Common stock       Donald M. Wong            39,750 shares owned            3.8             --               3.8
                                                   of record

  Common stock       Pedro Ada                 5,444 shares owned              .5             .5                --
                                                   of record

  Common stock       Stanley Hong              5,000 shares owned              .5             --                .5
                                                   of record

  Common stock       C. B. Sung                5,000 shares owned              .5             .5                --
                                                   of record

  Common stock       All directors and         310,730 shares                27.5            5.8              21.7 (1)
                       officers of                 owned of record
                       Registrant
                       (9 persons)

(1) Includes (a) 168,650 shares owned by the Chinn Ho Trust as to which two executive officers of the Registrant are Trustees. The trust agreement is effective until 2 years after the death of Mrs. Chinn Ho or at such time as the personal representative of Mrs. Ho's estate is discharged and appropriately released, whichever occurs later, not to exceed 21 years after the death of the last survivor of Chinn Ho, Mrs. Chinn Ho and the children of Chinn Ho; and (b) 29,500 shares owned by the Chinn Ho Foundation qualified under Section 501(c)(3) of the Internal Revenue Service Code, as to which four executive officers of the Registrant are Trustees.

        During fiscal year 1995, the Company borrowed $100,000 from certain officers of the Company through unsecured short-term notes. As of July 31, 1998, the balance of these short-term notes were $5,000 due to an officer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company entered into loan participation agreements during 1997 and 1998 which provided that the Company sell, without recourse, to participants an undivided participating interest in the loans to Pageantry Communities, Inc., Touchstone Development of Utah, LLC and Hearthstone Homes, Inc. (see footnote 5 to the consolidated financial statements). Included in the total participants share of the loan commitment to Pageantry Communities, Inc., amounting to $485,550 at July 31, 1997, was $226,590 borrowed from an officer of a subsidiary of the Company. There were no outstanding amounts due to participants on the loan agreement with Pageantry Communities, Inc. at July 31, 1998. Included in the total participants share of the loan commitment to Touchstone Development of Utah, LLC, amounting to $750,000 at July 31, 1997, was $150,000 borrowed from a director of the Company and $75,000 borrowed from an officer of the Company. Included in the total participants share of the loan commitment to Touchstone Development of Utah, LLC, amounting to $391,538 at July 31, 1998, was $78,307 borrowed from a director of the Company and $39,154 borrowed from an officer of the Company. Included in the total participants share of the loan commitment to Hearthstone Homes, Inc., amounting to $119,804 at July 31, 1998 was borrowed from an officer of a subsidiary of the Company.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (A) Consolidated Financial Statements - See Index to Consolidated Financial Statements and Schedules.

        (B) There were no reports on Form 8-K filed during the last quarter of the year ended July 31, 1998.

        (C)     Exhibits:

                EXHIBIT                                                                          FORM 10-K
                 NUMBER                            DESCRIPTION                                     PAGE
                 ------      -------------------------------------------------------             ---------
                   3         Articles of Incorporation and By-Laws                                  *

                   11        Computation of Loss Per Common Share                                  18

                   21        Subsidiaries of Capital Investment of Hawaii, Inc.                    19


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

        * Incorporated by reference as Exhibits 1A and 1B to Registration Statement number 0-4179 filed on November 29, 1969.

        (D) Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules



Independent Auditors' Report

Consolidated Financial Statements:

         Consolidated Balance Sheets - July 31, 1998 and 1997

         Consolidated Statements of Operations and Retained Earnings - Years ended July 31, 1998, 1997, and 1996

         Consolidated Statements of Cash Flows - Years ended July 31, 1998,
          1997, and 1996

         Notes to Consolidated Financial Statements

Schedules:

        II Valuation and Qualifying Accounts and Reserves - Years ended July 31, 1998, 1997, and 1996

        III     Real Estate and Accumulated Depreciation - July 31, 1998

        IV      Mortgage Loans on Real Estate - July 31, 1998

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Investment of Hawaii, Inc. and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                              /s/ KPMG PEAT MARWICK LLP


Honolulu, Hawaii
October 23, 1998

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             July 31, 1998 and 1997



                                  ASSETS (NOTE 6)                         1998             1997
                                                                      -----------      -----------
Cash and cash equivalents                                             $   752,493          797,514

Receivables:
       Trade accounts, less allowance for doubtful receivables of
             $1,000 and $27,191 in 1998 and 1997, respectively             77,074          322,802
       Accrued interest                                                   565,458          353,440
       Other                                                              161,514            7,470
                                                                      -----------      -----------

                                Total receivables                         804,046          683,712
                                                                      -----------      -----------

Inventories                                                                    --           67,425

Developed real estate, less accumulated depreciation of $253,533
       and $231,788 in 1998 and 1997, respectively (note 4)             1,401,479        1,420,523

Undeveloped land held for sale (note 5)                                   134,474          134,474

Other investments:
       Real estate (note 5)                                             1,525,410        2,959,237
       Securities, at cost (note 3)                                       737,202          817,723
                                                                      -----------      -----------

                                                                        2,262,612        3,776,960
                                                                      -----------      -----------
Property and equipment, at cost:
       Leasehold improvements                                              61,282          221,413
       Furniture and equipment                                            394,610        1,772,820
                                                                      -----------      -----------

                                                                          455,892        1,994,233
       Less accumulated depreciation and amortization                    (413,242)      (1,791,381)
                                                                      -----------      -----------

                                Net property and equipment                 42,650          202,852

Deferred charges and other assets                                           9,020           40,470
                                                                      -----------      -----------

                                                                      $ 5,406,774        7,123,930
                                                                      ===========      ===========




                                                                     (Continued)

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             July 31, 1998 and 1997


                    LIABILITIES AND STOCKHOLDERS' DEFICIT                 1998            1997
                                                                      -----------      -----------
Indebtedness (note 6):
    Mortgage notes                                                    $ 1,841,684        1,853,583
    Other notes, secured                                                  590,470          735,723
    Debentures                                                          1,942,745        1,976,245
    Other notes, unsecured                                                502,355          469,457
                                                                      -----------      -----------

                Total indebtedness                                      4,877,254        5,035,008
                                                                      -----------      -----------

Accounts payable, trade                                                    99,521          635,013
                                                                      -----------      -----------

Accrued expenses:
    Interest                                                               53,383           53,808
    Taxes other than income                                                11,505           14,518
    Other                                                                 656,205          776,858
                                                                      -----------      -----------

                Total accrued expenses                                    721,093          845,184
                                                                      -----------      -----------

Other payables:
    Loans under participation agreements (note 5):
       Related parties                                                    237,265          451,590
       Other                                                              274,077          783,960
    Other (notes 5 and 8)                                                 625,297          534,041
                                                                      -----------      -----------

                Total other payables                                    1,136,639        1,769,591
                                                                      -----------      -----------

Commitments and contingent liabilities (notes 5, 6, 8 and 9)

Stockholders' deficit:
    Common stock without par value.  Authorized 2,531,765 shares;
       issued 1,723,765 shares at stated value of $1                    1,723,765        1,723,765
    Additional paid-in capital                                            469,321          469,321
    Retained earnings                                                     436,668          703,535
                                                                      -----------      -----------

                                                                        2,629,754        2,896,621

    Cost of 691,082 common shares in treasury                          (4,057,487)      (4,057,487)
                                                                      -----------      -----------

                Net stockholders' deficit                              (1,427,733)      (1,160,866)
                                                                      -----------      -----------

                                                                      $ 5,406,774        7,123,930
                                                                      ===========      ===========


See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                              and Retained Earnings

                    Years ended July 31, 1998, 1997 and 1996



                                                                1998            1997             1996
                                                            -----------      -----------      -----------
Revenues (note 6):
    Income from real estate activities                      $   989,078          583,600        1,445,709
    Security and other investment income                        192,363          558,054          526,252
    Other                                                       734,914          676,141          722,910
                                                            -----------      -----------      -----------

                                                              1,916,355        1,817,795        2,694,871
                                                            -----------      -----------      -----------
Costs and expenses:
    Other direct operating expenses (note 9)                    388,200          551,405          577,634
    General and administrative expenses (notes 8 and 9)       1,333,399        1,294,041        1,302,895
    Interest (note 6)                                           810,640          393,283          831,375
                                                            -----------      -----------      -----------

                                                              2,532,239        2,238,729        2,711,904
                                                            -----------      -----------      -----------

                 Loss from continuing operations               (615,884)        (420,934)         (17,033)

Gain (loss) from discontinued operations (note 2)               349,017         (426,050)        (356,325)
                                                            -----------      -----------      -----------

                 Net loss                                      (266,867)        (846,984)        (373,358)

Retained earnings at beginning of year                          703,535        1,550,519        1,923,877
                                                            -----------      -----------      -----------

Retained earnings at end of year                            $   436,668          703,535        1,550,519
                                                            ===========      ===========      ===========

Loss per common share (note 11):
    Loss from continuing operations                                (.60)            (.41)            (.02)
    Gain (loss) from discontinued operations (note 2)               .34             (.41)            (.34)
                                                            -----------      -----------      -----------

                 Net loss per common share                  $      (.26)            (.82)            (.36)
                                                            ===========      ===========      ===========

Weighted average number of common shares outstanding
    during the year                                           1,032,683        1,032,683        1,032,683
                                                            ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended July 31, 1998, 1997 and 1996



                                                                                1998             1997             1996
                                                                            -----------      -----------      -----------
Cash flows from operating activities:
    Cash received from customers                                            $ 2,905,936        5,271,819        6,398,025
    Cash paid to suppliers/employees                                         (3,739,171)      (6,380,857)      (7,713,659)
    Capital expenditures - real estate                                           (2,701)            (290)          (2,201)
    Purchase of investments in real estate (note 5)                          (1,306,518)      (2,257,774)      (3,618,324)
    Collections from investments in real estate (note 5)                      2,740,345        1,215,746        5,392,975
    Dividends received                                                           12,138            8,451           13,483
    Interest received                                                           828,662          550,618        1,909,127
    Interest paid                                                              (840,909)        (439,646)        (896,489)
                                                                            -----------      -----------      -----------

                    Net cash provided by (used in) operating activities         597,782       (2,031,933)       1,482,937
                                                                            -----------      -----------      -----------

Cash flows from investing activities:
    Purchases of other investments                                                   --         (188,549)              --
    Proceeds from sale of marketable securities                                      --           47,491           80,803
    Proceeds from sale of other investments                                     259,350          543,035          521,085
    Proceeds from sale of property and equipment                                     --            6,900               --
    Loans made                                                                       --               --         (500,000)
    Collections on other receivables                                              4,824          958,438        1,190,406
    Capital expenditures                                                        (25,015)         (51,409)        (105,151)
                                                                            -----------      -----------      -----------

                    Net cash provided by investing activities                   239,159        1,315,906        1,187,143
                                                                            -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from indebtedness                                                  185,497           48,844          564,563
    Payments on indebtedness                                                   (343,251)        (528,252)      (2,202,260)
    Proceeds received under loan participation agreements (note 5)              832,500        1,500,000               --
    Payments made under loan participation agreements (note 5)               (1,556,708)        (264,450)      (1,562,620)
                                                                            -----------      -----------      -----------

                    Net cash provided by (used in) financing activities        (881,962)         756,142       (3,200,317)
                                                                            -----------      -----------      -----------

                    Net increase (decrease) in cash                             (45,021)          40,115         (530,237)

Cash and cash equivalents at beginning of year                                  797,514          757,399        1,287,636
                                                                            -----------      -----------      -----------

Cash and cash equivalents at end of year                                    $   752,493          797,514          757,399
                                                                            ===========      ===========      ===========



                                                                     (Continued)

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended July 31, 1998, 1997 and 1996



                                                                                         1998             1997             1996
                                                                                     -----------      -----------      -----------
Reconciliation of net loss to cash provided by (used in) operating activities:
       Net loss                                                                      $  (266,867)        (846,984)        (373,358)
                                                                                     -----------      -----------      -----------

       Adjustments to reconcile net loss to cash provided by (used in) operating activities:
              Capital expenditures - real estate                                          (2,701)            (290)          (2,201)
              Depreciation and amortization                                               71,747          100,370          211,836
              Gain on sale of discontinued operations                                   (379,227)              --               --
              Gain on sale of marketable securities                                           --          (28,181)         (54,448)
              Gain on sale of other investments                                         (178,829)        (471,755)        (412,627)
              Gain on sale/disposal of property and equipment                                 --           (6,900)            (469)
              Change in assets and liabilities:
                 Decrease (increase) in inventories                                      (30,471)          (2,103)         (12,209)
                 Decrease (increase) in trade accounts, accrued interest
                    and other receivables, net                                          (125,158)        (206,200)         595,949
                 Decrease (increase) in investment in real estate                      1,433,827       (1,042,028)       1,774,651
                 Decrease (increase) in deferred charges and other assets                (80,213)          26,611          (34,735)
                 Increase (decrease) in accounts payable, trade                          217,838          (16,394)         221,974
                 Increase (decrease) in accrued expenses and other payables              (62,164)         461,921         (431,426)
                                                                                     -----------      -----------      -----------

                    Total adjustments                                                    864,649       (1,184,949)       1,856,295
                                                                                     -----------      -----------      -----------

                    Net cash provided by (used in) operating activities              $   597,782       (2,031,933)       1,482,937
                                                                                     ===========      ===========      ===========

Supplemental schedule of noncash operating, investing and financing activities:

     (1)  Under SFAS No. 115, unrealized holding gains and losses on marketable securities that are classified as available-for-sale are reported as a separate component of stockholders' equity until realized. Unrealized holding gains amounted to $23,337 in 1996. There were no unrealized holdings gains in 1998 or 1997

     (2)  In fiscal year 1998, the Company sold certain assets and liabilities of its subsidiary, Latipac Fine Foods, Inc. A net gain on disposal was recognized on assets transferred as follows:

                       Inventories                                                   $    97,896
                       Property and equipment, net                                       135,215
                       Deferred charges and other asset                                  111,663
                       Accounts payable trade                                           (753,330)
                       Other payables                                                     29,329
                                                                                     -----------
                                                                                     $   379,227
                                                                                     ===========


See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          July 31, 1998, 1997 and 1996


(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Capital Investment of Hawaii, Inc. and subsidiaries are engaged principally in real estate, security and other investing activities.

       Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and the investment in undeveloped land located principally on the island of Oahu in the state of Hawaii. Also included in real estate activities are interest income on notes receivable arising from property sales and income earned from financing acquisition, development and construction loan commitments in connection with residential real estate projects in Nevada and Utah.

       Security and other investing activities include gains and losses from the sale of investments and dividend and interest income related to the ownership of such investments.

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

                         CLASS OF ASSETS              RATE OF DEPRECIATION
             ----------------------------------       --------------------
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

       CASH EQUIVALENTS

       For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. At July 31, 1998 and 1997, the Company held no instruments that would be considered cash equivalents.

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

       IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED
       OF

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

       ACCOUNTING PRONOUNCEMENTS

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of An Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity, including net income, except those resulting from investments by and distributions to owners. SFAS No. 131 establishes standards for the way that public business enterprises report selected quarterly information about operating segments, including information on products and services, geographic areas and major customers based on a management approach to reporting. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997, although SFAS No. 131 need not be applied to interim periods in the initial year of implementation. Reclassification of financial statements for prior periods will be required for comparative purposes. As these statements relate solely to disclosure requirements, their implementation will not have an affect on the Company's financial condition, results of operations or liquidity.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)    DISCONTINUED OPERATIONS

       In December 1997, the Company sold certain assets and liabilities of its bakery operations. The Company recognized a gain on the sale of $379,227 in fiscal 1998.

       Summary gain (loss) from discontinued operations are as follows:


                                                      1998             1997            1996
                                                  -----------      -----------      -----------
       Total revenues                             $ 2,137,368        4,737,228        5,521,390
       Total costs and expenses                    (2,167,578)      (5,163,278)      (5,877,715)
       Gain on sale of assets and liabilities         379,227               --               --
                                                  -----------      -----------      -----------

                Gain (loss) from discontinued
                  operations                      $   349,017         (426,050)        (356,325)
                                                  ===========      ===========      ===========

       The components of net liabilities of discontinued operations included in the consolidated balance sheet at July 31, 1997 are as follows:

              Inventories                                             $  67,425
              Deferred charges and other assets                          28,471
              Property and equipment, at cost, net of accumulated
                  depreciation and amortization                         151,640
              Accounts payable, trade                                  (441,384)
              Accrued expenses                                         (194,191)
                                                                      ---------

                         Net liabilities                              $(388,039)
                                                                      =========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(3)    SECURITY INVESTMENTS

       Gross unrealized gains on the portfolio of marketable equity securities at July 31, 1997 and 1996 and net realized gains for the years then ended pertaining to all security investments were as follows:

                                                                                             NET
                                                                                           REALIZED
                                                               UNREALIZED                   GAINS
                                                   -----------------------------------     --------
                                                     GAINS      LOSSES      NET GAINS
                                                   --------     ------      ----------
              1997:
                  Marketable equity securities     $     --         --            --       28,181
                                                   ========    =======      ========

                  Other security investments                                              471,755
                                                                                         --------

                                                                                         $499,936
                                                                                         ========

              1996:
                  Marketable equity securities     $ 26,828     (3,491)       23,337       54,448
                                                   ========    =======      ========


                  Other security investments                                              412,627
                                                                                         --------

                                                                                         $467,075
                                                                                         ========


(4)    DEVELOPED REAL ESTATE

       The components of developed real estate at July 31, 1998 and 1997 were as follows:


                                                                     1998                  1997
                                                                  ----------          ----------
       Held for sale, at lower of cost or market:
         Condominium apartment units, a portion of which
           includes undivided interest in land                    $  304,989             302,288
         Commercial property                                       1,350,000           1,350,000
         Other                                                            23                  23
                                                                  ----------          ----------
                                                                   1,655,012           1,652,311
         Less accumulated depreciation                               253,533             231,788
                                                                  ----------          ----------

                                                                  $1,401,479           1,420,523
                                                                  ==========          ==========

(5)    REAL ESTATE INVESTMENTS

       UNDEVELOPED LAND

       Undeveloped land held for sale at July 31, 1998 and 1997 consisted of approximately 39 acres in Makaha Valley on the island of Oahu, state of Hawaii.

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

       At July 31, 1998 and 1997, all ADC loans were made to corporate real estate ventures which are owned by individuals who have personally guaranteed payment of the ADC loans.

       The following summarizes the Company's other investments in real estate and related deferred income which is presented as "other payables" in the accompanying consolidated balance sheets.


                                                               CAPITALIZED                              DEFERRED
               PROJECT                     ADVANCES              INTEREST             TOTAL              INCOME
       ---------------------------        ----------           -----------           -------            --------
       As of July 31, 1998:
         Copper Bluffs, LLC               $  365,380              27,200             392,580             161,314
         Sunset Bay, LLC                     249,232              38,900             288,132             134,711
         Red Rock Canyon, LLC                191,406              17,300             208,706             106,628
         Touchstone Development
           of Utah, LLC                      404,192               2,400             406,592              18,911
         Hearthstone Homes, Inc.             225,000               4,400             229,400              13,191
                                          ----------          ----------          ----------          ----------

                                          $1,435,210              90,200           1,525,410             434,755
                                          ==========          ==========          ==========          ==========

       As of July 31, 1997:
         Copper Bluffs, LLC               $  480,849              58,600             539,449              93,188
         Sunset Bay, LLC                     498,268              56,400             554,668             137,376
         Pageantry Communities,
           Inc.                              474,630              79,500             554,130              60,842
         Red Rock Canyon, LLC                452,336              33,300             485,636              69,401
         Touchstone Development
           of Utah, LLC                      805,654              19,700             825,354              12,020
                                          ----------          ----------          ----------          ----------

                                          $2,711,737             247,500           2,959,237             372,827
                                          ==========          ==========          ==========          ==========

       The following paragraphs summarize the ADC loan arrangements and present summary financial information for the corporate real estate ventures.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       COPPER BLUFFS, LLC

       On June 18, 1996, the Company extended a $600,000 ADC loan commitment to Copper Bluffs, LLC to finance a residential real estate project in Clark County, Nevada. At July 31, 1998 and 1997, the Company's aggregate investment in the real estate project amounted to $392,580 and $539,449, respectively, including $27,200 and $58,600, respectively, of capitalized interest. The ADC loan is secured by a parcel of land in Clark County, Nevada.

       Financial information of Copper Bluffs, LLC is as follows:


                            CONDENSED BALANCE SHEETS
                        JUNE 30, 1998 AND JULY 31, 1997


                                          ASSETS                       JUNE 30, 1998         JULY 31, 1997
                                                                       -------------         -------------
       Cash                                                             $        --                45,249
       Construction work in progress                                      1,246,433             1,902,144
       Other current assets                                                 260,359               385,226
                                                                        -----------             ---------

                                                                        $ 1,506,792             2,332,619
                                                                        ===========             =========

                                 LIABILITIES AND STOCKHOLDERS'
                                      EQUITY (DEFICIENCY)

       Accounts payable                                                 $   269,382               152,691
       Construction notes payable                                           720,426             1,435,774
       Due to Capital Investment of Hawaii, Inc.                            528,820               480,849
       Other payables                                                        39,145               197,679
                                                                        -----------             ---------

               Total liabilities                                          1,557,773             2,266,993
                                                                        -----------             ---------

       Paid-in capital                                                        5,000                 5,000
       Retained earnings (accumulated deficit)                              (55,981)               60,626
                                                                        -----------             ---------

               Total stockholders' equity (deficiency)                      (50,981)               65,626
                                                                        -----------             ---------

                                                                        $ 1,506,792             2,332,619
                                                                        ===========             =========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


                      CONDENSED STATEMENTS OF INCOME (LOSS)

                  PERIODS ENDED JUNE 30, 1998 AND JULY 31, 1997




                                          ELEVEN MONTHS
                                              ENDED             YEAR ENDED JULY
                                          JUNE 30, 1998            31, 1997
                                           -----------           -----------
       Sales                               $ 4,513,754             4,064,607
       Cost of sales                        (4,471,368)           (3,928,396)
                                           -----------           -----------

                Gross profit                    42,386               136,211

       Other income                             28,902                18,736
       Other expenses                         (130,395)                   --
                                           -----------           -----------

                Net income (loss)          $   (59,107)              154,947
                                           ===========           ===========



       SUNSET BAY, LLC

       On July 29, 1996, the Company extended a $608,400 ADC loan commitment to Sunset Bay, LLC to finance a residential real estate project in Clark County, Nevada. The loan commitment was paid in full on November 1, 1996. Subsequently, on December 23, 1996, the Company extended a $800,000 ADC loan commitment to Sunset Bay, LLC to finance another residential real estate project in Clark County, Nevada. At July 31, 1998 and 1997, the Company's aggregate investment in the real estate project amounted to $288,132 and $554,668, respectively, including $38,900 and $56,400, respectively, of capitalized interest. The ADC loan is secured by a parcel of land in Clark County, Nevada.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       Financial information of Sunset Bay, LLC is as follows:



                            CONDENSED BALANCE SHEETS

                         JUNE 30, 1998 AND JULY 31, 1997


                               ASSETS                      JUNE 30, 1998        JULY 31, 1997
                                                           -------------        -------------
       Cash                                                  $       --             307,902
       Restricted cash                                           28,915                  --
       Construction work in progress                          2,780,080           2,412,946
                                                             ----------          ----------

                                                             $2,808,995           2,720,848
                                                             ==========          ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

       Accounts payable                                      $  167,382             261,618
       Construction notes payable                             1,471,051           1,766,066
       Due to Capital Investment of Hawaii, Inc.                490,411             498,268
       Other payable                                            613,526             190,046
                                                             ----------          ----------

                Total liabilities                             2,742,370           2,715,998
                                                             ----------          ----------

       Paid-in capital                                            5,000               5,000
       Retained earnings (accumulated deficit)                   61,625                (150)
                                                             ----------          ----------

                Total stockholders' equity                       66,625               4,850
                                                             ----------          ----------

                                                             $2,808,995           2,720,848
                                                             ==========          ==========


                      CONDENSED STATEMENTS OF INCOME (LOSS)

                  PERIODS ENDED JUNE 30, 1998 AND JULY 31, 1997



                                         ELEVEN MONTHS
                                              ENDED               YEAR ENDED
                                          JUNE 30, 1998          JULY 31, 1997
                                          -------------          -------------
       Sales                               $ 1,674,620                    --
       Cost of sales                        (1,601,856)                   --
                                           -----------           -----------

                Gross profit                    72,764                    --

       Other income                              4,123                    --
       Other expense                           (15,112)                 (150)
                                           -----------           -----------

                Net income (loss)          $    61,775                  (150)
                                           ===========           ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       PAGEANTRY COMMUNITIES, INC.

       On June 25, 1996, the Company extended a $900,000 ADC loan commitment to Pageantry Communities, Inc. to finance a residential real estate project known as Tradewinds Subdivision in Clark County, Nevada. The ADC loan was fully repaid as of July 31, 1998.

       In fiscal year 1997, the Company entered into 15% loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Pageantry Communities, Inc. The participants' share of the loan commitment was fully repaid to participants as of July 31, 1998.

       RED ROCK CANYON, LLC

       On October 2, 1996, the Company extended a $500,000 ADC loan commitment to Red Rock Canyon, LLC to finance a residential real estate project in Washington County, Utah. At July 31, 1998 and 1997, the Company's aggregate investment in the real estate project amounted to $208,706 and $485,636, respectively, including $17,300 and $33,300, respectively, of capitalized interest. The ADC loan is secured by a parcel of land in Washington County, Utah.

       Financial information of Red Rock Canyon, LLC is as follows:



                            CONDENSED BALANCE SHEETS

                        JUNE 30, 1998 AND JULY 31, 1997


                       ASSETS                                           JUNE 30, 1998         JULY 31, 1997
                                                                        -------------         -------------
       Cash                                                              $    15,808                58,036
       Accounts receivable                                                     4,000                 6,000
       Refundable deposits                                                        --                62,181
       Construction work in progress                                         690,627             1,312,830
       Other assets                                                           20,838                    --
                                                                         -----------           -----------

                                                                         $   731,273             1,439,047
                                                                         ===========           ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

       Accounts payable                                                  $    84,291                85,093
       Construction notes payable                                            276,936               692,414
       Due to Capital Investment of Hawaii, Inc.                             357,331               452,336
       Other payables                                                         52,946               146,984
                                                                         -----------           -----------

                Total liabilities                                            771,504             1,376,827
                                                                         -----------           -----------

       Capital accounts                                                        5,000                10,000
       Distributions                                                              --                (5,000)
       Retained earnings (accumulated deficit)                               (45,231)               57,220
                                                                         -----------           -----------

                Total stockholders' equity (deficiency)                      (40,231)               62,220
                                                                         -----------           -----------

                                                                         $   731,273             1,439,047
                                                                         ===========           ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


                      CONDENSED STATEMENTS OF INCOME (LOSS)

                  PERIODS ENDED JUNE 30, 1998 AND JULY 31, 1997


                                            ELEVEN MONTHS
                                                ENDED                YEAR ENDED
                                            JUNE 30, 1998          JULY 31, 1997
                                            -------------          -------------
       Sales                                 $ 1,996,374               644,376
       Cost of sales                          (2,078,001)             (587,156)
                                             -----------           -----------

                Gross profit (loss)              (81,627)               57,220

       Other income                                  143                    --
       Other expenses                            (10,432)                   --
                                             -----------           -----------

                Net income (loss)            $   (91,916)               57,220
                                             ===========           ===========

       TOUCHSTONE DEVELOPMENT OF UTAH, LLC

       On February 4, 1997, the Company extended a $2,337,437 ADC loan commitment to Touchstone Development of Utah, LLC to finance a residential real estate project known as Overlake Estates in Tooele County, Utah. At July 31, 1998 and 1997, the Company's aggregate investment in the real estate project amounted to $406,592 and $825,354, respectively, including $2,400 and $19,700, respectively, of capitalized interest. The ADC loan is secured by a parcel of land in Tooele County, Utah. Restrictive loan covenants limit the maximum amount of loan proceeds available during various phases of the project.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       Financial information of Touchstone Development of Utah, LLC is as follows:

                            CONDENSED BALANCE SHEETS

                         JUNE 30, 1998 AND JULY 31, 1997


                                     ASSETS                       JUNE 30, 1998          JULY 31, 1997
                                                                  -------------          -------------
       Cash                                                        $    89,693                94,132
       Refundable deposits                                                  --                20,650
       Construction work in progress                                 5,983,335             1,183,799
       Restricted cash                                                 775,728                    --
       Receivables                                                     100,835                    --
       Other assets                                                     24,315                    --
                                                                   -----------           -----------

                                                                   $ 6,973,906             1,298,581
                                                                   ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

       Accounts payable                                            $   857,233               166,410
       Due to Capital Investment of Hawaii, Inc.                       521,898               805,654
       Construction notes payable                                    5,289,307               172,566
       Other payables                                                   78,058               148,951
                                                                   -----------           -----------

                Total liabilities                                    6,746,496             1,293,581
                                                                   -----------           -----------

       Paid-in capital                                                 397,297                 5,000
       Retained earnings                                              (169,887)                   --
                                                                   -----------           -----------

                Total stockholders' equity                             227,410                 5,000
                                                                   -----------           -----------

                                                                   $ 6,973,906             1,298,581
                                                                   ===========           ===========


                          CONDENSED STATEMENTS OF LOSS

                        ELEVEN MONTHS ENDED JUNE 30, 1998

       Sales                                                 $ 7,383,304
       Cost of sales                                          (7,385,537)
                                                             -----------

                Gross profit                                      (2,233)

       Other income                                               10,708
       Other expenses                                           (167,962)
                                                             -----------

                Net loss                                     $  (159,487)
                                                             ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



       The Company entered into 15% loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Touchstone Development of Utah, LLC. Participants' share of the loan commitment amounted to $391,538 and $750,000 at July 31, 1998 and 1997, respectively. Certain participants are related parties which, in the aggregate, totaled $117,461 and $225,000 at July 31, 1998 and 1997, respectively.

       HEARTHSTONE HOMES, INC.

       On February 10, 1998, the Company extended a $425,000 ADC loan commitment to Hearthstone Homes, Inc. to finance a residential real estate project known as Hearthstone Homes in Clark County, Nevada. At July 31, 1998, the Company's aggregate investment in the real estate project amounted to $229,400, including $4,400 of capitalized interest. The ADC loan is secured by a parcel of land in Clark County, Nevada. Restrictive loan covenants limit the maximum amount of loan proceeds available during various phases of the project.

       The Company entered into a 50% loan participation agreement which provides that the Company sell, without recourse, to a participant an undivided participating interest in the loan to Hearthstone Homes, Inc. The participant's share of the loan commitment amounted to $119,804 at July 31, 1998. The participant is an officer of a subsidiary of the Company.

(6)    INDEBTEDNESS

       Indebtedness at July 31, 1998 and 1997 is summarized as follows:



                                                                                                   1998                  1997
                                                                                                ----------           ---------
       Mortgage notes:
         9-1/2%, payable to individuals in monthly installments of
           interest only, due on demand                                                         $  200,000             200,000
         9-1/2%, payable to a corporation in monthly installments
           of interest only, due February 28, 1999                                               1,000,000           1,000,000
         9-1/2%, payable to a financial institution in monthly
           installments of $6,125 including interest, due July 1,
           2001                                                                                    641,684             653,583
                                                                                                ----------           ---------
                                                                                                 1,841,684           1,853,583
                                                                                                ----------           ---------
       Other notes, secured:
         Interest at prime (8.5% at July 31, 1998) plus 2.0%, payable to a financial institution in monthly installments of principal of $11,138, plus interest, due
           August 31, 1998 (*)                                                                      78,632             211,526
         10%, payable to a financial institution in monthly
           installments of $14,539 including interest, due
           June 1, 2002                                                                            147,426             137,390

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



                                                                                                   1998                1997
                                                                                                ----------           ---------
       Other notes, secured, continued:
         Interest at prime plus 2.5%, payable to a financial
           institution in monthly installments of interest only, due
           on demand (*)                                                                        $  100,000             100,000
         10%, payable to a financial institution in monthly
           installments of $2,272 including interest, due
           February 1, 1999                                                                        245,017             247,633
         Interest at prime (8.5% at July 31, 1998) plus 1.25% until
           September 3, 1998, interest at prime plus 1.5% thereafter, payable to a financial institution in monthly installments of $278 including interest,
           due August 3, 2000 (*)                                                                    6,141               8,724
         Interest at prime plus 1.25% until December 1, 1998;
           interest at prime plus 1.5% thereafter, payable to a
           financial institution in monthly principal installments of
           $322 plus interest, due October 31, 2000 (*)                                              8,695              12,559
         Interest at prime plus 1.5%, payable to a financial
           institution in monthly principal installments of $1,111
           plus interest, due December 22, 1998 (*)                                                  4,559              17,891
                                                                                                ----------           ---------
                                                                                                   590,470             735,723
                                                                                                ----------           ---------
       Debentures - at stated rates (7% to 9.5%), payable to individuals in quarterly installments of interest only, all of which have matured and are payable on demand;
         amount authorized by indenture, $19,000,000                                             1,942,745           1,976,245
                                                                                                ----------           ---------

       Other notes, unsecured:
         Interest at stated rates (6% to 9.5%), term notes payable to individuals in quarterly installments of interest only,
           due two years from date of issuance                                                     357,355             324,457
         Interest at stated rates (8.0% to 9.5%), payable to
           individuals in quarterly installments of interest only,
           payable on demand except $75,000 due February 14,
           1998 (of which $5,000 is due to a related party)                                        145,000             145,000
                                                                                                ----------           ---------
                                                                                                   502,355             469,457
                                                                                                ----------           ---------

                                                                                                $4,877,254           5,035,008
                                                                                                ==========           =========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



       Maturities of indebtedness are shown in the following summary:


                  1999                                         $4,208,043
                  2000                                             54,078
                  2001                                            615,133
                                                               ----------

                                                               $4,877,254
                                                               ==========

       *Notes were repaid in August 1998.

       The carrying amounts of assets pledged as collateral for indebtedness as of July 31, 1998 were as follows:

                  Cash and cash equivalents               $  746,055
                  Developed real estate                    1,401,479
                  Investment in other securities             737,202
                  Property and equipment                      27,099
                                                          ==========


       In addition, the rights and interests in insurance policies, income or profits, and other contracts and agreements of the Company were pledged as collateral for indebtedness as of July 31, 1998.

(7)    INCOME TAXES

       The benefit for income taxes applicable to the net loss for fiscal years 1998, 1997 and 1996 differ from the "expected benefit for income taxes" for those years (computed by applying the U.S. federal income tax rate of 34% to net loss) as follows:


                                                                    1998               1997               1996
                                                                  --------           --------           --------
                  Computed "expected" tax benefit                 $(90,735)          (287,975)          (126,942)
                  Net operating losses for which no
                    deferred income tax benefit has been
                    recognized                                      91,506            271,312            111,222
                  Dividends received deduction                      (2,889)            (2,011)            (3,209)
                  Officers' life insurance                              --             16,508             16,441
                  Other, net                                         2,118              2,166              2,488
                                                                  --------           --------           --------

                                                                  $     --                 --                 --
                                                                  ========           ========           ========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1998 and 1997 are presented below.


                                                                                 1998                  1997
                                                                             -----------           -----------
       Deferred tax assets:
           Deferred compensation agreement                                   $    56,700                56,700
           Other investment securities, permanent decline in market
             value                                                                83,100                83,100
           Deferred income on other real estate investment                       165,200               141,700
           Net tax operating loss carryforwards                                1,346,200             1,329,400
           Other                                                                  83,000                80,800
                                                                             -----------           -----------

                  Total gross deferred tax assets                              1,734,200             1,691,700

           Less valuation allowance                                           (1,698,600)           (1,596,300)
                                                                             -----------           -----------

                  Net deferred tax assets                                    $    35,600                95,400
                                                                             ===========           ===========

       Deferred tax liabilities:
           Capitalized interest on other real estate investments             $    34,300                94,100
           Other                                                                   1,300                 1,300
                                                                             -----------           -----------

                  Total gross deferred tax liabilities                       $    35,600                95,400
                                                                             ===========           ===========

       The valuation allowance for deferred tax assets as of August 1, 1997 and 1996 were $1,698,600 and $1,596,300, respectively. The net change in the total valuation allowance for the years ended July 31, 1998 and 1997 were increases of $102,300 and $311,200, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

       As of July 31, 1998, the Company had tax net operating loss carryforwards of approximately $3,600,000 and $4,400,000 for federal and state income tax purposes, respectively, which can be used to offset future taxable income through 2013.

(8)    DEFERRED COMPENSATION

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

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



       The accrued obligation as of July 31, 1998 and 1997 amounted to $149,158 and is included in the consolidated balance sheet as other payables.

(9)    LEASE COMMITMENTS

       The Company leases various facilities for its office premises and rental agency. These operating leases provide that the Company pay all taxes, maintenance and insurance applicable to the leased properties.

       Consolidated future minimum payments required under noncancelable operating leases as of July 31, 1998 are summarized as follows:

              Year ending July 31:
                     1999                        $160,328
                     2000                         158,028
                     2001                         162,228
                     2002                         146,478
                     2003                          97,200
                                                 --------

                                                 $724,262
                                                 ========

       Rent expense for all operating leases was $176,509, $408,250 and $501,100 for the years ended July 31, 1998, 1997 and 1996, respectively.

(10)   FOURTH QUARTER RESULTS (UNAUDITED)

       Fourth quarter results for the year ended July 31, 1998 are as follows:

       Revenues from continuing operations                                    $ 558,753
                                                                              =========
       Loss:
           Loss from continuing operations ($(.27) per common share)
                                                                              $(278,750)
           Gain from discontinued operations ($.001 per common
             share)                                                                 628
                                                                              ---------
                                                                              $(278,122)
                                                                              =========


(11)   LOSS PER COMMON SHARE

       Loss per common share was computed by dividing the applicable loss by the weighted average number of shares of common stock outstanding.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(12)   SEGMENT INFORMATION
       The Company has classified its business activities into significant segments for the years ended July 31, 1998, 1997 and 1996. The Company's operations have been classified into real estate, security and other investing and other activities. Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and investment in undeveloped real estate. Also included in real estate activities is interest income from loans made to development projects. Security and other investing activities include gains or losses from security investments and investment income related to the ownership of such investments. Other activities include the Company's rental agency businesses and other miscellaneous activities. The following is a summary of segment financial information for the years ended July 31, 1998, 1997 and 1996:



                                                               1998                  1997                  1996
                                                           -----------           -----------           -----------
       Revenues:
         Real estate activities:
           Property rentals                                $   158,858               117,615               178,325
           Income from ADC loan
            arrangements                                       828,824               449,842             1,143,229
           Interest income                                       1,396                16,143               124,155
                                                           -----------           -----------           -----------
                 Total real estate activities                  989,078               583,600             1,445,709
                                                           -----------           -----------           -----------
         Security and other investing
           activities:
            Gains from sales of securities                     178,829               499,936               467,075
            Dividends and interest                              13,534                58,118                59,177
                                                           -----------           -----------           -----------
                 Total security and other
                  investing activities                         192,363               558,054               526,252
                                                           -----------           -----------           -----------
         Other activities                                      734,914               676,141               722,910
                                                           -----------           -----------           -----------
                                                           $ 1,916,355             1,817,795             2,694,871
                                                           ===========           ===========           ===========
       Operating loss from continuing operations:
           Real estate activities                          $   636,962               181,465             1,016,950
           Security and other investing
            activities                                         149,620               510,625               479,910
           Other activities                                     54,844               (15,049)               43,294
                                                           -----------           -----------           -----------
                                                               841,426               677,041             1,540,154
           Interest expense                                   (810,640)             (393,283)             (831,375)
           Corporate expenses                                 (646,670)             (704,692)             (725,812)
                                                           -----------           -----------           -----------
                 Loss from continuing
                  operations                               $  (615,884)             (420,934)              (17,033)
                                                           ===========           ===========           ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


                                                    1998                1997                1996
                                                 ----------          ----------          ----------
Depreciation and amortization:
    Real estate activities                       $   22,977              24,226              30,768
    Security and other investing
      activities                                        671                 657                 780
    Other activities                                  7,572               8,100              16,244
                                                 ----------          ----------          ----------

              Total segments                         31,220              32,983              47,792

    Corporate                                        10,669              10,581               7,145
    Discontinued operations - wholesale
      bakery activities
      (note 2)                                       29,858              56,806             156,899
                                                 ----------          ----------          ----------

                                                 $   71,747             100,370             211,836
                                                 ==========          ==========          ==========

Capital expenditures:
    Real estate activities                       $       --                 290               2,201
    Other activities                                  1,914              13,288                 790
    Corporate                                         9,670               7,595               8,182
    Discontinued operations - wholesale
      bakery activities
      (note 2)                                       13,431              30,526              96,179
                                                 ----------          ----------          ----------

                                                 $   25,015              51,699             107,352
                                                 ==========          ==========          ==========

Identifiable assets:
    Real estate activities                       $3,074,212           4,535,896           4,479,964
    Security and other investing
      activities                                    738,828             819,440             745,019
    Other activities                                658,369             439,206             128,501
                                                 ----------          ----------          ----------

              Total segments                      4,471,409           5,794,542           5,353,484

Corporate                                           935,365             824,260             800,698
Discontinued operations - wholesale
    bakery activities (note 2)                           --             505,128             638,400
                                                 ----------          ----------          ----------

                                                 $5,406,774           7,123,930           6,792,582
                                                 ==========          ==========          ==========

Sales between business segments are immaterial and are netted against the sales of the respective segment.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(13)   BUSINESS AND CREDIT CONCENTRATIONS

       Substantially all of the Company's business activity is with customers located in Hawaii, Nevada and Utah. The majority of customers of the Company's operating businesses are related to the hospitality industry.

       The Company's business activities in Nevada and Utah related solely to financing residential real estate development projects. At July 31, 1998 and 1997, the Company had outstanding ADC loans of $1,435,210 and $2,711,737, respectively, due from corporate real estate ventures. Under participation agreements the Company had sold $511,342 and $1,235,550 of these loans without recourse as of July 31, 1998 and 1997, respectively (see note 5).

(14)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each applicable class of financial instruments for which it is practicable to estimate that value:

       The carrying amount of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses and debentures payable approximate fair value because of the short maturity of these instruments.

       OTHER INVESTMENT SECURITIES

       Fair value is based on dealer quotes.

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

       Fair value estimates are provided for certain existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.


                                                        JULY 31, 1998                            JULY 31, 1997
                                               ------------------------------            ----------------------------
                                                 CARRYING              FAIR              CARRYING              FAIR
                FINANCIAL ASSETS                 AMOUNT                VALUE               AMOUNT              VALUE
                                               ----------             -------             -------             -------
       Cash and cash equivalents               $  752,493             752,493             797,514             797,514
       Receivables:
           Trade accounts                          77,074              77,074             322,802             322,802
           Accrued interest                       565,458             565,458             353,440             353,440
           Other                                  161,514             161,514               7,470               7,470
       Other investments:
           Real estate                          1,525,410           1,448,757           2,959,237           2,933,208
           Securities                             737,202           1,118,619             817,723           1,378,169

                FINANCIAL LIABILITIES

       Accounts payable, trade                     99,521              99,521             635,013             635,013
       Accrued expenses:
           Interest                                53,383              53,383              53,808              53,808
           Taxes other than income                 11,505              11,505              14,518              14,518
           Other                                  656,205             656,205             776,858             776,858
       Mortgage notes                           1,841,684           1,731,455           1,853,583           1,693,951
       Other notes, secured                       590,470             588,818             735,723             710,277
       Debentures                               1,942,745           1,942,745           1,976,245           1,976,245
       Other notes, unsecured                     502,355             499,287             469,457             466,347
       Deferred compensation payable              149,158             149,158             149,158             149,158

                                                                    SCHEDULE II

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 1998, 1997, and 1996



                                                                                   ADDITIONS
                                                                    -----------------------------------------
                                                BALANCE AT          CHARGED TO        CHARGED                             BALANCE
                                                BEGINNING           COSTS AND         TO OTHER                            AT END
                 DESCRIPTION                    OF PERIOD           EXPENSES          ACCOUNTS     DEDUCTIONS            OF PERIOD
-----------------------------------------       ----------          ---------         --------     ----------            ---------
Year ended July 31, 1998:
    Allowance for doubtful receivables           $27,191             3,000               --        29,191 (1)             1,000
                                                 =======           =======               ==       =======               =======

Year ended July 31, 1997:
    Allowance for doubtful receivables           $25,001            18,000               --        15,810 (1)            27,191
                                                 =======           =======               ==       =======               =======

Year ended July 31, 1996:
    Allowance for doubtful receivables           $31,860            24,500               --        31,358 (1)            25,001
                                                 =======           =======               ==       =======               =======

(1)    Accounts receivable written off.




See accompanying independent auditors' report.

                                                                  SCHEDULE III

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation

                                  July 31, 1998



                                                                                                                         COST
                                                                                                                      CAPITALIZED
                                                                                                                      SUBSEQUENT
                                                                                                                          TO
                                                                                      INITIAL COST TO COMPANY         ACQUISITION
                                                                                    -------------------------         -----------
                                                                                                     BUILDINGS
                                                                                                       AND
                                                                                                      IMPROVE-          IMPROVE-
              DESCRIPTION                          ENCUMBRANCES                       LAND             MENTS              MENTS
------------------------------------      ------------------------------------      ---------        ---------        -----------
Developed real estate - held
    for sale
       Condominium
          apartments:
              Makaha, Hawaii               Note payable on five
                                              apartments to financial
                                              institution                           $ (2,323)          30,138            13,381

              Honolulu, Hawaii             Mortgages payable on four
                                              apartments to various
                                              individuals and company; note
                                              payable on one apartment
                                              to financial institution                24,578          166,705            72,510

              Commercial/industrial:       Mortgages payable to financial
                 Honolulu, Hawaii             institution and company; notes
                                              payable to financial institution       743,000          607,000                --

              Other miscellaneous
                 developed real
                 estate located in
                 Hawaii                    None                                           23              --                 --
                                                                                   ---------        ---------         ---------

                    Total developed
                       real estate                                                   765,278          803,843            85,891

Undeveloped land held for
    sale - Makaha, Hawaii                  None                                       73,290               --            61,184
                                                                                   ---------        ---------         ---------

                    Grand total                                                     $838,568          803,843           147,075
                                                                                   =========        =========         =========




                                                                                          GROSS AMOUNT AT WHICH CARRIED AT
                                                                                                 CLOSE OF PERIOD
                                                                                      -----------------------------------------
                                                                                                     BUILDINGS
                                                                                                        AND
                                                                                                      IMPROVE-
              DESCRIPTION                          ENCUMBRANCES                        LAND             MENTS            TOTAL
------------------------------------      ------------------------------------        -------        ----------          ------
Developed real estate - held
    for sale
       Condominium
          apartments:
              Makaha, Hawaii               Note payable on five
                                              apartments to financial
                                              institution                             (2,323)          43,519            41,196

              Honolulu, Hawaii             Mortgages payable on four
                                              apartments to various
                                              individuals and company; note
                                              payable on one apartment
                                              to financial institution                24,578          239,215           263,793

              Commercial/industrial:       Mortgages payable to financial
                 Honolulu, Hawaii             institution and company; notes
                                              payable to financial institution       743,000          607,000         1,350,000

              Other miscellaneous
                 developed real
                 estate located in
                 Hawaii                    None                                           23               --                23
                                                                                   ---------        ---------         ---------

                    Total developed
                       real estate                                                   765,278          889,734         1,655,012

Undeveloped land held for
    sale - Makaha, Hawaii                  None                                       73,290           61,184           134,474
                                                                                   ---------        ---------         ---------

                    Grand total                                                      838,568          950,918         1,789,486
                                                                                   =========        =========         =========




                                                                                    ACCUMU-
                                                                                     LATED
                                                                                     DEPRE-       DATE OF            DATE
              DESCRIPTION                          ENCUMBRANCES                     CIATION     CONSTRUCTION        ACQUIRED
------------------------------------      ------------------------------------      ------      ------------        --------
Developed real estate - held
    for sale
       Condominium
          apartments:
              Makaha, Hawaii               Note payable on five                                 Completed
                                              apartments to financial                              February      Various 1973
                                              institution                           10,081         1971             to 1985

              Honolulu, Hawaii             Mortgages payable on four
                                              apartments to various
                                              individuals and company; note                     Completed
                                              payable on one apartment                             1964 and      Various 1964
                                              to financial institution             196,757         1968             to 1985

              Commercial/industrial:       Mortgages payable to financial
                 Honolulu, Hawaii             institution and company; notes
                                              payable to financial institution      46,692      Built 1986       July 1995

              Other miscellaneous
                 developed real
                 estate located in
                 Hawaii                    None                                         --      April 1956       July 1953
                                                                                 ---------

                    Total developed
                       real estate                                                 253,533

Undeveloped land held for
    sale - Makaha, Hawaii                  None                                         --                        May 1973
                                                                                 ---------

                    Grand total                                                    253,533
                                                                                 =========




                                                                                       LIFE ON WHICH DEPRECIATION
                                                                                            IN LATEST INCOME
              DESCRIPTION                          ENCUMBRANCES                           STATEMENT IS COMPUTED
------------------------------------      ------------------------------------         --------------------------
Developed real estate - held
    for sale
       Condominium
          apartments:
              Makaha, Hawaii               Note payable on five
                                              apartments to financial                36 to 40 years for apartments
                                              institution                               5 years for furnishings

              Honolulu, Hawaii             Mortgages payable on four
                                              apartments to various
                                              individuals and company; note
                                              payable on one apartment               40 years for apartments
                                              to financial institution                  5 years for furnishings

              Commercial/industrial:       Mortgages payable to financial
                 Honolulu, Hawaii             institution and company; notes
                                              payable to financial institution       39 years

              Other miscellaneous
                 developed real
                 estate located in
                 Hawaii                    None


                    Total developed
                       real estate

Undeveloped land held for
    sale - Makaha, Hawaii                  None                                       Primarily 20 years


                    Grand total

                                                                   SCHEDULE III


                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

               Real Estate and Accumulated Depreciation, Continued



(1) Changes during the two years ended July 31, 1998:


                                                                              1998                  1997
                                                                           ----------           ----------
    Cost of real estate:
       Balance at beginning of year                                        $1,786,785            1,786,495

       Additions during year - improvements to real estate                      2,701                  290
                                                                           ----------           ----------

       Balance at end of year                                              $1,789,486            1,786,785
                                                                           ==========           ==========

    Accumulated depreciation of real estate:
       Balance at beginning of year                                        $  231,788              208,766

       Additions during the year - charged to costs and expenses               21,745               23,022
                                                                           ----------           ----------

       Balance at end of year                                              $  253,533              231,788
                                                                           ==========           ==========

(2) Aggregate original cost for federal income tax purposes amounted to $1,865,475 for 1998. (3) Presentation on consolidated balance sheet as of July 31, 1998:


                                                                    UNDEVELOPED
                                                DEVELOPED            LAND HELD
                                               REAL ESTATE           FOR SALE
                                               ----------           ----------
    Cost                                       $1,655,012              134,474
       Less accumulated depreciation              253,533                   --
                                               ----------           ----------

                                               $1,401,479              134,474
                                               ==========           ==========


See accompanying independent auditors' report.

                                                                    SCHEDULE IV

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                          Mortgage Loans on Real Estate

                                  July 31, 1998







                                                                       MATURITY                 PERIODIC
               DESCRIPTION                        INTEREST RATE          DATE                 PAYMENT TERMS            PRIOR LIENS
---------------------------------------------     ------------         --------          -------------------------     -----------
First mortgage - payable to a corporation
      on condominium apartments located in                            February 28,       Monthly installments
      Honolulu, Hawaii                               9-1/2%              1999               of interest only           $        --

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
                                                                                                                       ===========

                                                                                           PRINCIPAL
                                                                                           AMOUNT OF
                                                                                          LOANS SUBJECT
                                                          FACE           CARRYING        TO DELINQUENT
                                                        AMOUNT OF        AMOUNT OF         PRINCIPAL
               DESCRIPTION                              MORTGAGES       MORTGAGE(1)       OR INTEREST
---------------------------------------------           ---------       -----------      --------------
First mortgage - payable to a corporation
      on condominium apartments located in
      Honolulu, Hawaii                                  1,000,000         1,000,000                  --

First mortgages - payable to individuals
      on condominium apartment located
      in Honolulu, Hawaii                                 200,000           200,000                  --

First mortgages - payable to a financial
      institution on land and warehouse
      located in Honolulu, Hawaii                         700,000           647,684                  --
                                                      -----------       -----------         -----------
                                                        1,900,000         1,841,684                  --
                                                      ===========       ===========         ===========

(1) Changes during the years ended July 31, 1998 and 1997:


                                              1998                   1997
                                           -----------            -----------
    Balance at beginning of year           $ 1,853,583              1,864,493

    Deductions during the year                 (11,899)               (10,910)
                                           -----------            -----------

    Balance at end of year                 $ 1,841,684              1,853,583
                                           ===========            ===========


See accompanying independent auditors' report.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CAPITAL INVESTMENT OF HAWAII, INC.



Date: October 23, 1998                        /s/ Stuart T. K. Ho
                                              -----------------------------------------------
                                              Stuart T. K. Ho, Chairman of the Board,
                                              President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: October 23, 1998                        /s/ Dean T. W. Ho
                                              -----------------------------------------------
                                              Dean T. W. Ho, Vice Chairman, Secretary
                                              and Director


Date: October 23, 1998                        /s/ Donald M. Wong
                                              -----------------------------------------------
                                              Donald M. Wong, Senior Vice President,
                                              Senior Vice President, Treasurer and
                                              Director


Date: October 23, 1998                        /s/ Harriet H. Matsuo
                                              -----------------------------------------------
                                              Harriet H. Matsuo, Assistant Secretary and
                                              Assistant Treasurer


Date: October 23, 1998                        /s/ Greta U. Nakao
                                              -----------------------------------------------
                                              Greta U. Nakao, Assistant Secretary
                                              and Assistant Treasurer


Date: October 23, 1998                        /s/ Pedro P. Ada
                                              -----------------------------------------------
                                              Pedro P. Ada, Director


Date: October 23, 1998                        /s/ C. B. Sung
                                              -----------------------------------------------
                                              C. B. Sung, Director


Date: October 23, 1998                        /s/ Stanley W. Hong
                                              -----------------------------------------------
                                              Stanley W. Hong, Director