Form 10-Q
period 1998-10-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1998-12-14
CIK 17221

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to__________________


Commission File Number 0-4179


                       CAPITAL INVESTMENT OF HAWAII, INC.
             (Exact name of registrant as specified in its charter)


               Hawaii                                    99-0065664
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 1700, Makai Tower, 733 Bishop Street
           Honolulu, Hawaii                                  96813
------------------------------------------         ------------------------
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

        There were 1,032,683 shares outstanding of common stock, no par value, as of October 31, 1998.

                         PART I - FINANCIAL INFORMATION

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       October 31, 1998 and July 31, 1998

                                     ASSETS

                                                               October 31,            July 31,
                                                                   1998                1998
                                                               (Unaudited)
                                                               -----------          -----------
Cash and cash equivalents                                     $    56,679               752,493
Receivables:
      Trade accounts and notes, less allowance for doubtful
       receivables of $1,000 at October 31, 1998 and
       July 31, 1998                                              169,483                77,074
      Accrued interest                                            588,388               565,458
      Other                                                       158,509               161,514
                                                              -----------           -----------
                 Total receivables                                916,380               804,046
                                                              -----------           -----------

Developed real estate, less accumulated depreciation
      of $259,027 at October 31, 1998 and $253,533 at
      July 31, 1998                                             1,398,644             1,401,479
Undeveloped land held for sale                                    134,474               134,474
Other investments:
      Real estate                                               1,833,057             1,525,410
      Securities                                                  722,783               737,202
                                                              -----------           -----------
                                                                2,555,840             2,262,612
                                                              -----------           -----------
Property and equipment, at cost:
      Leasehold improvements                                       58,469                61,282
      Furniture and equipment                                     398,906               394,610
                                                              -----------           -----------
                                                                  457,375               455,892
      Less accumulated depreciation and amortization             (417,563)             (413,242)
                                                              -----------           -----------

                 Net property and equipment                        39,812                42,650

Deferred charges and other assets                                  29,620                 9,020
                                                              -----------           -----------

                                                              $ 5,131,449             5,406,774
                                                              ===========           ===========

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                       October 31, 1998 and July 31, 1998


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                       October 31,           July 31,
                                                                          1998                  1998
                                                                      (Unaudited)
                                                                      -----------           -----------

Indebtedness (current installments of $3,731,201 at October 31,
      1998 and $4,208,043 at July 31, 1998):
           Debentures                                                 $ 1,937,745             1,942,745
           Mortgage notes                                               1,838,124             1,841,684
           Other notes, secured                                           351,482               590,470
           Other notes, unsecured                                         509,422               502,355
                                                                      -----------           -----------
                 Total indebtedness                                     4,636,773             4,877,254
                                                                      -----------           -----------

Accounts payable, trade                                                   519,781                99,521
Accrued expenses                                                          280,037               721,093
Other payables:
      Loans under participation agreement:
           Related parties                                                361,183               237,265
           Other                                                          413,583               274,077
      Other                                                               627,856               625,297
                                                                      -----------           -----------
                                                                        1,402,622             1,136,639
                                                                      -----------           -----------

Stockholders' deficit:
      Common stock, no par value, stated value $1 per share:
           Authorized 2,531,765 shares; issued 1,723,765 shares.
               (No shares reserved for conversion, warrants,
               options or other rights)                                 1,723,765             1,723,765
      Additional paid-in capital                                          469,321               469,321
      Retained earnings                                                   156,637               436,668
                                                                      -----------           -----------

                                                                        2,349,723             2,629,754
      Deduct cost of 691,082 common shares in treasury                 (4,057,487)           (4,057,487)
                                                                      -----------           -----------

                 Stockholders' deficit                                 (1,707,764)           (1,427,733)
                                                                      -----------           -----------

                                                                      $ 5,131,449             5,406,774
                                                                      ===========           ===========



     See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                  Three months ended October 31, 1998 and 1997

                                   (Unaudited)


                                                            1998                 1997
                                                        -----------           -----------
Revenues:
    Commission and fees                                 $   122,455               130,522
    Income from investments                                 195,416               192,721
    Other                                                     5,187                80,075
                                                        -----------           -----------

                                                            323,058               403,318
                                                        -----------           -----------
Cost and expenses:
    Direct operating expenses and general
        and administrative expenses                         451,719               523,326
    Interest                                                151,370                87,333
                                                        -----------           -----------

                                                            603,089               610,659
                                                        -----------           -----------

               Loss from continuing operations             (280,031)             (207,341)

Loss from discontinued operations                                --               (30,839)
                                                        -----------           -----------

               Net loss                                    (280,031)             (238,180)

Retained earnings at beginning of period                    436,668               703,535
                                                        -----------           -----------

Retained earnings at end of period                      $   156,637               465,355
                                                        ===========           ===========

Loss per common share:
    Loss from continuing operations                            (.27)                 (.20)
    Loss from discontinued operations                            --                  (.03)
                                                        -----------           -----------

               Net loss per common share                $      (.27)                 (.23)
                                                        ===========           ===========

Dividends per common share                                     NONE                  NONE
                                                        -----------           -----------

Weighted average number of common shares
    outstanding during the period                         1,032,683             1,032,683
                                                        ===========           ===========


     See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                  Three months ended October 31, 1998 and 1997

                                   (Unaudited)


                                                                 1998               1997
                                                              ---------           ---------
Net cash used in operating activities                         $(745,988)           (603,552)
                                                              ---------           ---------

Cash flows from investing activities:
      Capital expenditures                                       (1,483)             (8,241)
      Proceeds from sales of securities                          28,714                  --
                                                              ---------           ---------

           Net cash provided by (used in)
               investing activities                              27,231              (8,241)
                                                              ---------           ---------

Cash flows from financing activities:
      Proceeds from long-term debt                                9,568             159,705
      Principal payments on indebtedness                       (250,049)            (82,580)
      Proceeds received under loan participation
         agreements                                             521,874             406,061
      Payments made under loan participation
         agreements                                            (258,450)           (345,892)
                                                              ---------           ---------

           Net cash provided by financing activities             22,943             137,294
                                                              ---------           ---------

           Net decrease in cash and cash equivalents           (695,814)           (474,499)

Cash and cash equivalents at beginning of period                752,493             797,514
                                                              ---------           ---------

Cash and cash equivalents at end of period                    $  56,679             323,015
                                                              =========           =========





     See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Information

                                   (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1998 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended October 31, 1997.

    In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of October 31, 1998 and July 31, 1998, the results of its operations for the three months ended October 31, 1998 and 1997, and its cash flows for the three months ended October 31, 1998 and 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2) Accounting Pronouncements

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

(3) Subsequent Event

    In December 1998, the Company extended a $575,000 acquisition, development and construction (ADC) loan commitment to finance a real estate project in Clark County, Nevada. The Company also entered into participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan.

    As of December 9, 1998, the outstanding loan amount was $415,000. The participants share of the loan commitment was $409,500 at December 9, 1998, of which $136,500 was with a trust for which a member of the board of directors of the Company is trustee.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS  OF OPERATIONS


           RESULTS OF OPERATIONS

           The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, investing in securities, which are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three months ended October 31, 1998 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three months ended October 31, 1997.

           Other Income

           The decrease in other income of $74,888 for the three months ended October 31, 1998 as compared to the same period in 1997 is primarily due to the receipt of the cash surrender value of officer life insurance policies which were cancelled by the Company in the first quarter of fiscal 1997.

           Direct Operating and General and Administrative Expenses

           The decrease in direct operating and general and administrative expenses for the three months ended October 31, 1998 as compared to the same period in 1997 of $71,607 is primarily due to the reduction of the corporate office space during fiscal 1998. Management plans to further reduce general and administrative expenses during fiscal 1999. Such plans include the reduction in general and administrative payroll costs through terminations and retirements.

           Interest Expense

           The increase in interest expense of $64,037 is primarily due to the increase in loans payable under participation agreements at October 31, 1998 as compared to October 31, 1997.

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

           LIQUIDITY AND CAPITAL RESOURCES

           At October 31, 1998, the Company held cash and cash equivalents of $56,679. The decrease in cash of $695,814 for the three months ended October 31, 1998 is primarily due to cash used in operating activities.

           Included in cash used in operating activities for the three months ended October 31, 1998 was approximately $167,400 of advances for the construction of residential developments in Nevada and Utah. The Company's net loss $280,031 is also included in cash used in operating activities.

           The Company met its operating cash requirements for the three months ended October 31, 1998 by using cash on hand at July 31, 1998 and proceeds from loan participation agreements. Cash inflows and outflows from ADC loans in Copper Bluffs, LLC, Sunset Bay, LLC, Red Rock Canyon, LLC, Touchstone Development of Utah, LLC and Hearthstone Homes, Inc. will continue throughout fiscal year 1999. In order to improve the Company's cash position, management has been making efforts to collect accrued interest receivable on an accelerated basis from certain of the outstanding ADC loans. Further, new ADC loan agreements will be funded by participants as necessary.

           Cash requirements will continue to be satisfied from institutional borrowings, loan participation agreements and net collections on ADC loans. Management expects that cash inflows will also be realized in the remaining quarters of fiscal 1999 from sales of security investments and collections of accounts receivable.

           YEAR 2000

           The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations. The company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems.

                           PART II - OTHER INFORMATION


Items 1,2,3,4,5,6.    None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   December 11, 1998          /s/ STUART T.K. HO
                                    ------------------------------------
                                    Chairman of the Board and President


Dated:   December 11, 1998          /s/ DONALD M. WONG
                                    ------------------------------------
                                    Senior Vice President and Treasurer