Form 10-Q
period 1999-01-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1999-03-16
CIK 17221

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________   to ____________________


Commission File Number 0-4179


                       CAPITAL INVESTMENT OF HAWAII, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Hawaii                                       99-0065664
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 1700, Makai Tower, 733 Bishop Street
          Honolulu, Hawaii                                   96813
------------------------------------------  ------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (808) 537-3981
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

         There were 1,032,683 shares outstanding of common stock, no par value, as of January 31, 1999.

                         PART I - FINANCIAL INFORMATION

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       January 31, 1999 and July 31, 1998

                                     ASSETS

                                                                 January 31,              July 31,
                                                                    1999                    1998
                                                                ------------           -----------
                                                                (Unaudited)

Cash and cash equivalents                                       $    449,644           $   752,493
Receivables:
       Trade accounts and notes, less allowance
          for doubtful receivables of $1,000 at
          January 31, 1999 and July 31, 1998                          85,659                77,074
       Accrued interest                                              195,161               565,458
       Other                                                         123,431               161,514
                                                                ------------           -----------

                    Total receivables                                404,251               804,046
                                                                ------------           -----------

Developed real estate, less accumulated depre-
       ciation of $264,676 at January 31, 1999
       and $253,533 at July 31, 1998                               1,394,009             1,401,479
Undeveloped land held for sale                                       134,474               134,474
Other investments:
       Real estate                                                 1,560,099             1,525,410
       Securities                                                    721,109               737,202
                                                                ------------           -----------

                                                                   2,281,208             2,262,612
                                                                ------------           -----------
Property and equipment, at cost:
       Leasehold improvements                                         58,469                61,282
       Furniture and equipment                                       400,594               394,610
                                                                ------------           -----------

                                                                     459,063               455,892
       Less accumulated depreciation and amortization               (418,062)             (413,242)
                                                                ------------           -----------

                    Net property and equipment                        41,001                42,650

Deferred charges and other assets                                     21,290                 9,020
                                                                ------------           -----------

                                                                $  4,725,877           $ 5,406,774
                                                                ============           ===========

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                       January 31, 1999 and July 31, 1998


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                 January 31,             July 31,
                                                                    1999                   1998
                                                                ------------           -----------
                                                                (Unaudited)

Indebtedness (current installments of $3,696,447
       at January 31,1999 and $4,208,043 at
       July 31, 1998):
              Debentures                                        $  1,932,745           $ 1,942,745
              Mortgage notes                                       1,834,489             1,841,684
              Other notes, secured                                   309,488               590,470
              Other notes, unsecured                                 512,458               502,355
                                                                ------------           -----------

                    Total indebtedness                             4,589,180             4,877,254
                                                                ------------           -----------

Accounts payable, trade                                              190,730                99,521
Accrued expenses                                                     800,148               721,093
Other payables:
       Loans under participation agreement:
              Related parties                                        474,996               237,265
              Other                                                  594,600               274,077
       Other                                                         336,984               625,297
                                                                ------------           -----------
                                                                   1,406,580             1,136,639
                                                                ------------           -----------

Stockholders' deficiency:
       Common stock, no par value, stated value $1 per share:
              Authorized 2,531,765 shares;  issued
                  1,723,765 shares. (No shares
                  reserved for conversion, warrants,
                  options or other rights)                         1,723,765             1,723,765
       Additional paid-in capital                                    469,321               469,321
       Retained earnings (accumulated deficit)                      (396,360)              436,668
                                                                ------------           -----------

                                                                   1,796,726             2,629,754
       Deduct cost of 691,082 common shares in
              treasury                                            (4,057,487)           (4,057,487)
                                                                ------------           -----------

                    Stockholders' deficiency                      (2,260,761)           (1,427,733)
                                                                ------------           -----------

                                                                $  4,725,877           $ 5,406,774
                                                                ============           ===========



See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                  Three months ended January 31, 1999 and 1998

                                       and

                   Six months ended January 31, 1999 and 1998

                                   (Unaudited)


                                                          Three Months                                  Six Months
                                                            January 31,                                 January 31,
                                                ----------------------------------         -----------------------------------
                                                     1999                1998                    1999                  1998
                                                --------------       -------------         ---------------      --------------
Revenues:
     Commissions and fees                       $      180,470             210,900         $       302,925             341,422
     Income from investments                           187,730             270,511                 383,146             463,232
     Other                                               6,190                   -                  11,377              80,075
                                                --------------       -------------         ---------------      --------------

                                                       374,390             481,411                 697,448             884,729
                                                --------------       -------------         ---------------      --------------

Cost and expenses:
     Other direct operating expenses
        and general and administrative
        expenses                                       393,598             434,880                 845,317             958,206
     Provision for loss from real
        estate investments                             400,000                   -                 400,000                   -
     Interest                                          133,789             161,642                 285,159             248,975
                                                --------------       -------------         ---------------      --------------

                                                       927,387             596,522               1,530,476           1,207,181
                                                --------------       -------------         ---------------      --------------

         Loss from continuing
            operations                                (552,997)           (115,111)               (833,028)           (322,452)
                                                --------------       -------------         ---------------      --------------

Discontinued operations:
     Loss from operations of discon-
        tinued bakery operations                             -              (5,433)                      -             (36,272)
     Gain from sale of certain assets
        and liabilities of discontinued
        bakery operations                                    -             415,499                       -             415,499
                                                --------------       -------------         ---------------      --------------

         Net earnings from discon-
            tinued operations                                -             410,066                       -             379,227
                                                --------------       -------------         ---------------      --------------

         Net earnings (loss)                          (552,997)            294,955                (833,028)             56,775

Retained earnings at beginning of
   period                                              156,637             465,355                 436,668             703,535
                                                --------------       -------------         ---------------      --------------

Retained earnings (accumulated
   deficit) at end of period                    $     (396,360)            760,310         $      (396,360)            760,310
                                                ==============       =============         ===============      ==============


Earnings (loss) per common share:
     Loss from continuing
         operations                             $         (.54)               (.11)        $          (.81)               (.31)
     Earnings (loss) from discontinued
         operations                                          -                 .40                       -                 .36
                                                --------------       -------------         ---------------      --------------

         Net earnings (loss) per
            common share                        $         (.54)                .29         $          (.81)                .05
                                                ==============       =============         ===============      ==============

Weighted average number of common
     shares outstanding during the
     period                                          1,032,683           1,032,683               1,032,683           1,032,683
                                                ==============       =============         ===============      ==============





See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                   Six months ended January 31, 1999 and 1998

                                   (Unaudited)


                                                                     1999                  1998
                                                                ------------           -----------
Net cash provided by (used in) operating activities             $   (840,863)          $   300,703
                                                                ------------           -----------

Cash flows from investing activities:
       Capital expenditures                                           (3,171)               (9,223)
       Proceeds from sales of securities                             127,005                     -
                                                                ------------           -----------

              Net cash provided by (used in)
                    investing activities                             123,834                (9,223)
                                                                ------------           -----------

Cash flows from financing activities:
       Proceeds from issuance of long-term debt                       17,605               167,023
       Principal payments on long-term debt                         (305,679)             (180,257)
       Proceeds received under loan participa-
           tion agreements                                         1,053,202               435,493
       Payments made under loan participation
           agreements                                               (350,948)           (1,019,352)
                                                                ------------           -----------

Net cash provided by (used in) financing activities                  414,180              (597,093)
                                                                ------------           -----------

              Net decrease in cash and
                    cash equivalents                                (302,849)             (305,613)

Cash and cash equivalents at beginning of period                     752,493               797,514
                                                                ------------           -----------

Cash and cash equivalents at end of period                      $    449,644           $   491,901
                                                                ============           ===========


See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Information

                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1998 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended October 31, 1998.

     In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of January 31, 1999 and July 31, 1998, the results of its operations for the three and six months ended January 31, 1999 and 1998, and its cash flows for the six months ended January 31, 1999 and 1998. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

(3)  Real Estate Investments

     COPPER BLUFFS

     In January 1999, the Company obtained title to 59 parcels of land in Clark County, Nevada in satisfaction of its acquisition, development and construction (ADC) loan to Copper Bluffs, LLC. Title to the parcels were subsequently assigned to Martin Development , Inc., a Nevada Corporation in exchange for an non-interest bearing loan of $813,376 which is included in the consolidated balance sheet as real estate investments at January 31, 1999. The loan is secured by the 59 parcels. The loan terms provide for repayment of $13,786 for each lot sold of which $96,502 is due on or before April 15, 1999 and final payment due on March 1, 2001.

     As a result of the transactions, the Company recorded a provision for loss from real estate investment of $100,000 during the quarter ended January 31, 1999.

     SUNSET BAY
     At January 31, 1999, the Company recorded a provision for loss from real estate investment for its ADC loan to Sunset Bay, LLC of $300,000. The provision included the write-off of the total principal and interest due on the loan at January 31, 1999.

(4)  Subsequent Event

     In February 1999, the Company began negotiations with a Nevada corporation to assign its interest in its ADC loan to Touchstone Development of Utah, LLC. The terms of the assignment includes a purchase price of $110,000 with interest of 20% per annum from January 1, 1999 to the date of closing. The closing date is expected to be March 31, 1999. The purchase price and interest thereon is expected to satisfy the net investment balance recorded on the Company's consolidated balance sheet of $106,457 at January 31, 1999.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS  OF OPERATIONS


              RESULTS OF OPERATIONS

              The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate and investing in securities, which are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three and six months ended January 31, 1999 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three and six months ended January 31, 1998.

              Income from Investments

              The decrease in income from investments of $82,781 and $80,086, respectively for the three and six months ended January 31, 1999 as compared to the same periods in 1998 is primarily due to several non-performing acquisition, development and construction
              (ADC) loans in Nevada and Utah. The Company has not received principal or interest payments on the ADC loans made to Copper Bluffs, LLC, Sunset Bay, LLC and Touchstone Development of Utah, LLC during the quarter ended January 31, 1999. The borrower under those ADC loans has indicated that the loans have been impaired and collectibility is questionable.

              Provision for Loss on Real Estate Investment

              Management has provided for losses on the impaired ADC loans of $400,000 for the quarter ended January 31, 1999. The provision includes the write-off of all principal and interest receivable on the ADC loan to Sunset Bay, LLC of $300,000. Further, management has obtained title to 59 parcels in Clark County, Nevada in satisfaction of its ADC loan to Copper Bluffs, LLC. The parcels were subsequently assigned to Martin Development, Inc. in exchange for a loan of $813,376. These transactions resulted in an additional provision for loss of $100,000.

              Management does not consider any other ADC loans to be in distress as of January 31, 1999.

              Other Income

              The decrease in other income of $68,698 for the six months ended January 31, 1999 as compared to the same period in 1998 is primarily due to the receipt of cash surrender value of officer life insurance policies which were cancelled by the Company during the first quarter of fiscal 1998.

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

              LIQUIDITY AND CAPITAL RESOURCES

              At January 31, 1999, the Company held cash and cash equivalents of $449,644. The decrease in cash of $302,849 for the six months ended January 31, 1999 is primarily due to cash used in operating activities.

              Included in cash used in operating activities for the six months ended January 31, 1999 was approximately $1,182,403 of advances made and $562,655 of repayments received on advances for the construction of residential developments in Nevada and Utah. The Company's net loss $833,028 is also included in cash used in operating activities.

              Cash flows from financing activities for the six months ended January 31, 1999 includes repayments on loan participation agreements on the Company's ADC loans to of approximately $350,948. Proceeds received on loan participation agreements amounted to $1,053,202 for the six months ended January 31, 1999.

              The Company met its operating cash requirements for the six months ended January 31, 1999 by using cash on hand at July 31, 1998 and proceeds from loan participation agreements.

              Cash inflows and outflows from ADC loans to Hearthstone Homes, Inc. and Hearthstone Homebuilders, Inc. will continue throughout fiscal year 1999.

              Management expects cash inflows from Martin Development, Inc. to continue through March 2001, with approximately $96,500 to be received by April 15, 1999. Included in the Martin Development, Inc. ADC loan is approximately $470,000 due to loan participants which is payable upon receipt of such funds from Martin Development, Inc. Further, management is currently negotiating an assignment of its interest in the Company's ADC loan to Touchstone Development of Utah, LLC for $110,000. The proceeds of which are expected to be collected in March 1999.

              Further, in February and March 1999, the Company received approximately $150,000 of sales proceeds on the sale of security investments. Management will continue to sell security investments as necessary to meet cash requirements for the remaining of fiscal year 1999.

              Cash requirements for ADC commitments will continue to be satisfied primarily by participation agreements. Long-term debt that is scheduled for repayment is expected to be refinanced with the respective lending institutions. Management also expects that cash inflows will also be realized in the remaining quarters of fiscal 1999 from collections of accounts receivable.

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

                           PART II - OTHER INFORMATION


Items 1,2,3,5,6   None

Item 4. The following actions were taken at the annual stockholders meeting held on January 29, 1999:

                  a.       Directors were re-elected for the year as follows:

                                  Stuart T.K. Ho
                                  Dean T.W. Ho
                                  Donald M. Wong
                                  Stanley W. Hong
                                  Pedro Ada
                                  C.B. Sung

                  b. KPMG LLP was re-elected independent auditors for the year ending July 31, 1999 by a vote of 570,958 shares in the affirmative and none in the negative.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   March 15, 1999                 /s/ STUART T.K. HO
                                        -----------------------------------
                                        Chairman of the Board and President


Dated:   March 15, 1999                 /s/ DONALD M. WONG
                                        -----------------------------------
                                        Senior Vice President and Treasurer