Form 10-Q
period 1999-04-30
CAPITAL INVESTMENT OF HAWAII INC
filed 1999-06-18
CIK 17221

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 30, 1999
                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 0-4179


                       CAPITAL INVESTMENT OF HAWAII, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Hawaii                                     99-0065664
--------------------------------           -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

Suite 1700, Makai Tower, 733 Bishop Street
            Honolulu, Hawaii                                        96813
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (808) 537-3981
                                                  ------------------------------

                                    No Change
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X].      No  [ ].

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        There were 1,032,683 shares outstanding of common stock, no par value, as of April 30, 1999.

                         PART I - FINANCIAL INFORMATION

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                        April 30, 1999 and July 31, 1998

                                     ASSETS

                                                          April 30,         July 31,
                                                            1999             1998
                                                         (Unaudited)
                                                         -----------      -----------

Cash and cash equivalents                                $   117,000          752,493
Receivables:
      Trade accounts and notes, less allowance
           for doubtful receivables of $1,000
           at April 30, 1999 and July 31,
           1998                                               52,902           77,074
      Accrued interest                                        37,951          565,458
      Other                                                   93,767          161,514
                                                         -----------      -----------

                 Total receivables                           184,620          804,046
                                                         -----------      -----------

Developed real estate, less accumulated depre-
      ciation of $270,294 at April 30, 1999
      and $253,533 at July 31, 1998                        1,524,991        1,401,479
Undeveloped land held for sale                               134,474          134,474
Other investments:
      Real estate                                          1,398,273        1,525,410
      Securities                                             686,370          737,202
                                                         -----------      -----------

                                                           2,084,643        2,262,612
                                                         -----------      -----------
Property and equipment, at cost:
      Leasehold improvements                                  58,469           61,282
      Furniture and equipment                                399,002          394,610
                                                         -----------      -----------

                                                             457,471          455,892
      Less accumulated depreciation and amortization        (419,608)        (413,242)
                                                         -----------      -----------

                 Net property and equipment                   37,863           42,650

Deferred charges and other assets                             36,193            9,020
                                                         -----------      -----------

                                                         $ 4,119,784        5,406,774
                                                         ===========      ===========

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                        April 30, 1999 and July 31, 1998


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                  April 30,        July 31,
                                                                     1999            1998
                                                                 (Unaudited)
                                                                 -----------      -----------
Indebtedness (current installments of $3,738,529
      at April 30,1999 and $4,208,043
      at July 31, 1998):
           Debentures                                            $ 1,906,485        1,942,745
           Mortgage notes                                          1,874,173        1,841,684
           Other notes, secured                                      405,659          590,470
           Other notes, unsecured                                    522,323          502,355
                                                                 -----------      -----------

                 Total indebtedness                                4,708,640        4,877,254
                                                                 -----------      -----------

Accounts payable, trade                                              160,535           99,521
Accrued expenses                                                     547,696          721,093
Other payables:
      Loans under participation agreement:
           Related parties                                           380,404          237,265
           Other                                                     524,922          274,077
      Other                                                          174,047          625,297
                                                                 -----------      -----------
                                                                   1,079,373        1,136,639
                                                                 -----------      -----------

Stockholders' deficiency:
      Common stock, no par value, stated value
         $1 per share:
            Authorized 2,531,765 shares;  issued
               1,723,765 shares. (No shares
               reserved for conversion, warrants,
               options or other rights)                            1,723,765        1,723,765
      Additional paid-in capital                                     469,321          469,321
      Retained earnings (accumulated deficit)                       (512,059)         436,668
                                                                 -----------      -----------

                                                                   1,681,027        2,629,754
      Deduct cost of 691,082 common shares in
           treasury                                               (4,057,487)      (4,057,487)
                                                                 -----------      -----------

                 Stockholders' deficiency                         (2,376,460)      (1,427,733)
                                                                 -----------      -----------

                                                                 $ 4,119,784        5,406,774
                                                                 ===========      ===========



See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                   Three months ended April 30, 1999 and 1998

                                       and

                    Nine months ended April 30, 1999 and 1998

                                   (Unaudited)


                                                    Three Months                      Nine Months
                                                     April 30,                         April 30,
                                           ----------------------------      ----------------------------
                                              1999             1998             1999             1998
                                           -----------      -----------      -----------      -----------
Revenues:
    Commissions and fees                   $   187,729          201,415      $   490,654          542,837
    Income from investments                    195,369          157,808          578,515          621,040
    Other                                        6,317             (885)          17,694           79,190
                                           -----------      -----------      -----------      -----------

                                               389,415          358,338        1,086,863        1,243,067
                                           -----------      -----------      -----------      -----------

Cost and expenses:
    Other direct operating expenses
       and general and administrative
       expenses                                376,860          395,995        1,222,177        1,354,201
    Provision for losses from real
       estate investments                       37,297               --          437,297               --
    Interest                                    90,957           91,560          376,116          340,535
                                           -----------      -----------      -----------      -----------

                                               505,114          487,555        2,035,590        1,694,736
                                           -----------      -----------      -----------      -----------

        Loss from continuing
           operations                         (115,699)        (129,217)        (948,727)        (451,669)
                                           -----------      -----------      -----------      -----------

Discontinued operations:
    Loss from operations of discon-
       tinued bakery operations                     --               --               --          (36,272)
    Gain from sale of certain assets
       and liabilities of discontinued
       bakery operations                            --               --               --          415,499
                                           -----------      -----------      -----------      -----------

        Net earnings from discon-
           tinued operations                        --               --               --          379,227
                                           -----------      -----------      -----------      -----------

        Net loss                              (115,699)        (129,217)        (948,727)         (72,442)

Retained earnings (accumulated
   deficit) at beginning of period            (396,360)         760,310          436,668          703,535
                                           -----------      -----------      -----------      -----------

Retained earnings (accumulated
   deficit) at end of period               $  (512,059)         631,093      $  (512,059)         631,093
                                           ===========      ===========      ===========      ===========

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                   Three months ended April 30, 1999 and 1998

                                       and

                    Nine months ended April 30, 1999 and 1998

                                   (Unaudited)


                                             Three Months                     Nine Months
                                               April 30,                       April 30,
                                      --------------------------      --------------------------
                                         1999            1998            1999            1998
                                      ----------      ----------      ----------      ----------
Earnings (loss) per common share:
    Loss from continuing
        operations                    $     (.11)           (.13)     $     (.92)           (.44)
    Earnings from discontinued
        operations                            --              --              --             .37
                                      ----------      ----------      ----------      ----------

        Net loss per common share     $     (.11)           (.13)     $     (.92)           (.07)
                                      ==========      ==========      ==========      ==========

Weighted average number of common
    shares outstanding during the
    period                             1,032,683       1,032,683       1,032,683       1,032,683
                                      ==========      ==========      ==========      ==========



See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                    Nine months ended April 30, 1999 and 1998

                                   (Unaudited)


                                                           1999             1998
                                                        -----------      -----------
Net cash provided by (used in) operating activities     $(1,272,097)         138,108
                                                        -----------      -----------

Cash flows from investing activities:
      Proceeds from sales of securities                     278,305               --
      Capital expenditures                                   (8,944)         (16,723)
                                                        -----------      -----------

           Net cash provided by (used in)
                 investing activities                       269,361          (16,723)
                                                        -----------      -----------

Cash flows from financing activities:
      Proceeds from indebtedness                            241,070          176,190
      Principal payments on indebtedness                   (409,684)        (258,335)
      Proceeds received under loan participa-
         tion agreements                                  1,053,202          810,283
      Payments made under loan participation
         agreements                                        (517,345)      (1,304,776)
                                                        -----------      -----------

           Net cash provided by (used in)
                 financing activities                       367,243         (576,638)
                                                        -----------      -----------

           Net decrease in cash and
                 cash equivalents                          (635,493)        (455,253)

Cash and cash equivalents at beginning of period            752,493          797,514
                                                        -----------      -----------

Cash and cash equivalents at end of period              $   117,000          342,261
                                                        ===========      ===========



See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Information

                                   (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1998 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended January 31, 1999.

    In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of April 30, 1999 and July 31, 1998, the results of its operations for the three and nine months ended April 30, 1999 and 1998, and its cash flows for the nine months ended April 30, 1999 and 1998. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2) Real Estate Investments

    COPPER BLUFFS, LLC
    In January 1999, the Company obtained title to 59 parcels of land in Clark County, Nevada in satisfaction of its acquisition, development and construction (ADC) loan to Copper Bluffs, LLC. Title to the parcels were subsequently assigned to Martin Development , Inc., a Nevada Corporation in exchange for an non-interest bearing loan of $813,376 which is included in the consolidated balance sheet as real estate investments at April 30, 1999. The loan is secured by the 59 parcels. The loan terms provide for repayment of $13,786 for each lot sold with final payment due on March 1, 2001.

    As a result of the transactions, the Company recorded a provision for loss from real estate investment of $100,000 during the quarter ended January 31, 1999.

    SUNSET BAY, LLC
    At January 31, 1999, the Company recorded a provision for loss from real estate investment for its ADC loan to Sunset Bay, LLC of $300,000. The provision included the write-off of the total principal and interest due on the loan at January 31, 1999.

    RED ROCK CANYON, LLC
    The Company obtained title to 11 improved residential housing lots in Washington County, Utah in satisfaction of its ADC loan to Red Rock Canyon, LLC. As of April 30, 1999, the Company had sold 3 of the 11 lots. The net realizable values of the remaining 8 lots totals $136,000 and is recorded as developed real estate in the consolidated balance sheet as of April 30, 1999.

    The lots are secured by a first mortgage from a bank. The Company is obliged to remit $15,677 to the bank for each lot sold. The balance of the bank loan is $43,677 at April 30, 1999 and is included in mortgage notes in the consolidated balance sheet.

    As a result of the transaction, the Company recorded a provision for loss from real estate investment of $37,297 during the quarter ended April 30, 1999.

    TOUCHSTONE DEVELOPMENT OF UTAH, LLC
    In April, 1999, the Company received approximately $115,800 from a Nevada corporation in exchange for the assignment of its interest in the ADC loan to Touchstone Development of Utah, LLC.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           RESULTS OF OPERATIONS

           The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate and investing in securities, which are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three and nine months ended April 30, 1999 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three and nine months ended April 30, 1998.

           Income from Investments

           The increase in income from investments of $37,561 for the three months ended April 30, 1999 as compared to the same period in 1998 is primarily due to the sale of security investments resulting in gains totaling approximately $196,000. These gains were offset by several non-performing acquisition, development and construction (ADC) loans in Nevada and Utah. The Company has not received principal or interest payments on the ADC loans made to Copper Bluffs, LLC, Sunset Bay, LLC, Red Rock Canyon, LLC and Touchstone Development of Utah, LLC during the three months ended April 30, 1999. The Company has determined that the loans are impaired and collectibility is questionable.

           Provision for Loss on Real Estate Investment

           Management has provided for losses on the impaired ADC loans of $437,297 during the nine months ended April 30, 1999. The provision includes the write off of all principal and interest receivable on the ADC loan to Sunset Bay, LLC of $300,000.

           Further, the Company has obtained title to 59 parcels in Clark County, Nevada in satisfaction of its ADC loan to Copper Bluffs, LLC. The parcels were subsequently assigned to Martin Development, Inc. in exchange for an ADC loan of $813,376. These transactions resulted in a provision for loss from real estate investment of $100,000.

           The Company obtained title to improved residential housing lots in Washington County, Utah in satisfaction of its ADC loan to Red Rock Canyon, LLC. As a result of this transaction, the Company recorded a provision for loss from real estate investments of $37,297 during the quarter ended April 30, 1999.

           Management does not consider any other ADC loans to be impaired as of April 30, 1999.

           Other Income

           The decrease in other income of $61,496 for the nine months ended April 30, 1999 as compared to the same period in 1998 is primarily due to the receipt of cash surrender value of officer life insurance policies which were cancelled by the Company during the first quarter of fiscal 1998.

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


           LIQUIDITY AND CAPITAL RESOURCES

           NINE MONTHS ENDED APRIL 30, 1999
           At April 30, 1999, the Company held cash and cash equivalents of $117,000. The decrease in cash of $635,493 for the nine months ended April 30, 1999 is primarily due to cash used in operating activities.

           Included in cash used in operating activities for the nine months ended April 30, 1999 was approximately $1,382,400 of advances made and $714,200 of repayments received on advances for the construction of residential developments in Nevada and Utah. The Company's net loss $948,727 is also included in cash used in operating activities.

           Cash flows from financing activities for the nine months ended April 30, 1999 includes repayments on loan participation agreements on the Company's ADC loans of approximately $517,345. Proceeds received on loan participation agreements amounted to $1,053,202 for the nine months ended April 30, 1999.

           The Company met its operating cash requirements for the nine months ended April 30, 1999 by using cash on hand at July 31, 1998 and proceeds from loan participation agreements.

           FUTURE CASH REQUIREMENTS
           The decline in cash during the nine months ended April 30, 1999 is directly related to the loss of revenues from real estate investments, particularly with respect to the Company's ADC loans. Management expects to continue to fully realize interest income and profit participation revenues from its remaining ADC loans with Hearthstone Homes, Inc. and Hearthstone Homebuilders, Inc. during the remaining quarter of fiscal 1999. Cash requirements for ADC commitments will continue to be satisfied primarily by participation agreements.

           Management expects cash inflows from Martin Development, Inc. to continue through March 2001, with approximately $200,000 to be received in June 1999. Approximately 58% of the amount on the loan due from Martin Development, Inc. are due to the loan participants.

           During the nine months ended April 30, 1999, the Company has implemented cost reduction measures, primarily related to general and administrative expenses. As a result of management's cost reduction efforts, salary costs have been reduced by approximately 7% during the three months ended April 30, 1999, as compared to the same period last year. Management will continue to reduce expenses in order to meet its current obligations during the fourth quarter of fiscal 1999.

           Long-term debt that are scheduled for repayment are expected to be refinanced with the respective lending institutions.

           Management also expects that cash inflows will also be realized in the remaining quarter of fiscal 1999 from collections of accounts receivable and sales of security investments.


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

                                        CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   June 18, 1999                  /s/ STUART T.K. HO
                                        ----------------------------------------
                                        Chairman of the Board and President


Dated:   June 18, 1999                  /s/ DONALD M. WONG
                                        ----------------------------------------
                                        Senior Vice President and Treasurer