Form 10-K405
period 1999-07-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1999-11-15
CIK 17221

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file Number 0-4179

                       Capital Investment of Hawaii, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Hawaii                                99-0065664
       ------------------------------                -----------------
               (State or other                        (I.R.S. Employer
               jurisdiction of                         incorporation
              or organization)                      Identification No.)

        733 Bishop Street, Suite 1700
              Honolulu, Hawaii                             96813
        -----------------------------                -----------------
            (Address of principal                        (Zip Code)
             executive offices)

       Registrant's telephone number, including area code (808) 537-3981
          Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange
          Title of each class                 on which registered
          -------------------               ----------------------
                  None                               None

        Securities registered pursuant to Section 12(g) of the Act:
                        Common stock, no par value
       ------------------------------------------------------------
                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Company's voting stock is not actively traded on any exchange and accordingly the aggregate market value is not determinable.

     There were 1,032,692 shares outstanding of common stock, no par value as of October 22, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

     Articles of Association and By-Laws are incorporated by reference into Part IV of this report.

                                     PART I


ITEM 1.  BUSINESS

         Capital Investment of Hawaii, Inc. (Registrant) was incorporated in Hawaii in 1944. The Registrant and its subsidiaries are engaged principally in real estate, security and other investing activities. Financial information about industry segments is presented in note 11 of the notes to consolidated financial statements. As of July 31, 1999, the Registrant and its subsidiaries had 15 employees.

REAL ESTATE

         Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and the investment in undeveloped land located principally on the island of Oahu in the state of Hawaii. Also included in real estate activities is interest income on notes receivable arising from property sales and income earned from financing acquisition, development and construction loan commitments in connection with residential real estate projects in Nevada and Utah. Since real estate sales and developments are not made and undertaken on a continuous basis, significant fluctuations will occur from year to year. The results of any one year are not necessarily comparable to other years and should not be a basis of expectation for future years. The identification and location of the Registrant's real estate holdings are discussed in Item 2, PROPERTIES.

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


DISCONTINUED PROPERTY MANAGEMENT ACTIVITIES

         Other activities of the Registrant include a property management division in Waikiki, Hawaii that in fiscal year 1999 had revenues of $599,930 and net income of $238,592, compared with revenues of $660,560 and net income of $291,319 in fiscal year 1998. In October 1999, the Company entered into an agreement to sell certain assets of its property management division and discontinued such operations.


ITEM 2.  PROPERTIES

         As of July 31, 1999, the Registrant and its subsidiaries owned properties used in connection with its real estate activities as set forth below. All properties listed with the exception of the lots in Washington County, Utah, are located in the City and County of Honolulu, and the titles are held in fee.

                                    DESCRIPTION                                            AREA
      ------------------------------------------------------------------------   -------------------------
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

  8   lots, Washington County, Utah                                                1.3 acres

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

         See note 5 of the notes to consolidated financial statements for information with respect to real estate pledged as security for indebtedness.


ITEM. 3  LEGAL PROCEEDINGS

         There is no litigation which, in the opinion of management, will have a materially adverse affect on the Company's consolidated financial position or results of operations.


ITEM. 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters that were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant's common shares are not listed on any stock exchange, and there is no active trading of the shares. The following is the high and low quarterly bid information for each of the full quarterly periods within the years ended July 31, 1999 and 1998:

                                      LOW BID              HIGH BID
                                  -----------------    ------------------
Quarter ended:
    October 31, 1997                     1/2                  1/2
    January 31, 1998                     1/2                  1/2
    April 30, 1998                       1/2                  1/2
    July 31, 1998                        1/2                  1/2
    October 31, 1998                     1/2                  1/2
    January 31, 1999                     1/2                  1/2
    April 30, 1999                       5/16                 1/2
    July 31, 1999                        3/16                 5/16

         The aforementioned quotations were received from Abel-Behnke Corporation which makes a market in the Company's stock.

         On July 31, 1999, there were approximately 541 stockholders of record of common stock, excluding individuals and institutions for whom shares are held in the names of nominees or brokerage firms.

         There were no common stock dividends declared or paid during fiscal years 1999, 1998, and 1997.

ITEM 6.  SELECTED FINANCIAL DATA

                       SUMMARY OF CONSOLIDATED OPERATIONS



                                                                   YEARS ENDED JULY 31,
                                    --------------------------------------------------------------------------------
                                        1999             1998             1997             1996              1995
                                    -----------      -----------      -----------      -----------      ------------
Revenues                            $   797,538        1,255,795        1,147,375        2,004,893         1,993,490
Loss from continuing operations      (1,325,158)        (907,203)        (725,847)        (351,989)         (518,013)

Loss per common share from
    continuing operations(A)              (1.28)            (.88)            (.70)            (.34)             (.50)
                                    ===========      ===========      ===========      ===========      ============


(A) Loss per common share from continuing operations for each year was computed by dividing loss from continuing operations by the weighted average number of shares of common stock outstanding in each year. A detailed analysis of the loss per share computation for each year is presented in Exhibit 11. There were no cash dividends paid on common stock for the five years ended July 31, 1999.

                               FINANCIAL CONDITION



                                  1999           1998           1997           1996           1995
                               ----------     ----------     ----------     ----------     ----------
Total assets                   $4,132,063      5,406,774      7,123,930      6,792,582     10,617,753
                               ==========     ==========     ==========     ==========     ==========
Indebtedness:
    Mortgage notes             $1,826,566      1,841,684      1,853,583      1,864,493      1,874,247
    Other notes, secured          515,031        590,470        735,723      1,160,111      2,670,016
    Debentures                  1,897,505      1,942,745      1,976,245      2,062,245      2,108,245
    Other notes, unsecured        530,748        502,355        469,457        427,567        499,605
                               ----------     ----------     ----------     ----------     ----------
                               $4,769,850      4,877,254      5,035,008      5,514,416      7,152,113
                               ==========     ==========     ==========     ==========     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company recorded a net loss of $1,086,567 for the fiscal year ended July 31, 1999, (fiscal year 1999), compared with net losses of $266,867 and $846,984 for fiscal years 1998 and 1997, respectively.

         The net loss for fiscal year 1999 included a provision for losses on real estate investments of $437,297 relating to losses resulting from defaulted "ADC loans" on certain residential projects in Mesquite, Nevada.

NEVADA AND UTAH FINANCING ACTIVITIES

         Income from ADC lending (defined below) for fiscal year 1999 was $279,709, as compared with $828,824 for fiscal year 1998. The sharp decrease in income was due almost entirely to a builder-borrower's default. The default was the result of the borrower's loan default of a loan unrelated to the credit facility made available by the Company. Advances outstanding to other builder-borrowers at the end of fiscal year 1999 were $1,217,871, compared with $1,435,210 at the end of fiscal year 1998.

         Since fiscal year 1991, the Company has engaged in making "ADC loans" to homebuilders in southern Nevada and Utah. An ADC loan is an arrangement whereby the Company, which shares in the same risks and potential rewards as those of the builder-borrower, advances funds so that the builder-borrower is able to acquire unimproved land and develop it into finished lots ready for residential construction. Builders seek ADC financing from non-bank sources because federally-insured lending institutions regard ADC loans as carrying higher risk and impose more stringent lending standards as a condition of making ADC loans, usually in the form of low loan-to-value ratios. Because home construction in the Las Vegas area is largely in the hands of small builders who frequently find it difficult to meet those stringent financing standards, the demand for ADC funding is high, as is the pricing of such loans.

         The $437,297 provision for losses on real estate investment recorded in fiscal year 1999 was the first write-down to be recorded by the Company since it began making ADC loans in fiscal year 1991. For the six consecutive fiscal years prior to fiscal year 1999, the Company recorded $4,923,766 in receipts from its ADC lending activities. During that six-year period, the average outstanding advances at fiscal year-end was $2,465,528, with a high of $5,169,856 at the end of fiscal year 1994. The decline in the Company's ADC portfolio was chiefly attributable to the diversion of capital to deal with losses incurred during that period by Latipac Fine Foods, Inc., now a discontinued operation of the Company.

         Southern Nevada continues to be an attractive area for ADC lending. The strong growth of the Las Vegas economy continues to be accompanied by the movement of new residents into the area. Although interest rates have steadily risen since the beginning of 1999, it has not diminished the demand for affordable housing in Las Vegas.

         The Company will continue to engage in ADC lending activities, but will rely to a greater extent on participating the loans among small groups of investors.

HAWAII OPERATIONS

         The economy in Hawaii during fiscal year 1999 was poor, as it has been for a number of years. We do not expect to see any significant improvement in the Hawaii economy in fiscal year 2000, despite signs that business confidence is gradually building in many North Asian economies.

         The Company manages more than 300 condominium apartment units in Waikiki, mainly in the Ilikai Apartment Building and the Ilikai Marina Apartment Building, under management agreements with individual apartment owners. This division of the Company from time to time earns brokerage fee income from sales of apartments.

         During fiscal year 1999, the property management division contributed revenues of approximately $600,000 compared with approximately $661,000 and $670,000, respectively, for fiscal years 1998 and 1997. The lower comparative results were largely due to declining commission income from apartment rental activity.

         In October 1999, the Company entered into an agreement to sell certain assets of its property management division. As a result of the sale of the property management division, the Company expects a decline in future net cash flows of approximately $160,000 in fiscal 2000. This would be offset by the net cash to be realized from the sale of this division of approximately $480,000. For the years subsequent to fiscal 2000, management expects that the Company's overall net cash inflows will decrease by approximately $240,000 without the property management division.

GENERAL AND ADMINISTRATIVE

         Management reduced general and administrative expenses in fiscal year 1999 to $849,701, compared with $964,158 in fiscal year 1998, largely due to management's efforts to control personnel and overhead costs.

         The Company has made significant reductions in personnel and other management and general expenses in the past fiscal year. Such costs are expected to decrease with the sale of the property management division and the down-sizing of office support personnel. Payroll costs are expected to decline by approximately $268,000 is fiscal 2000 as compared to fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash balance at July 31, 1999 was $360,769 compared with $752,493 at the end of fiscal year 1998.

         Cash requirements for fiscal year 2000 will be satisfied from institutional borrowings, refinancing of notes payable, cash in banks at the year end, net collections of ADC loans and additional loan participation agreements.

         The Company has three ADC loan arrangements which are expected to continue during the following twelve months. Two ADC loans will no longer require any additional cash disbursements to the borrower and the Company expects only positive cash flows in the form of collections on advances, profit participation and interest income from these loans. The third ADC loan will require an additional cash disbursement of $110,000 which is expected to be paid out in the second quarter of fiscal 2000. In the event that the Company requires additional cash for this advance, participants will be solicited for the funds.

         The Company has several notes payable to individuals, a corporation and a financial institution. Approximately $1,900,000 of these notes are payable on or before July 1, 2001. The Company has had long standing good relationships with these individuals and companies and has been successful in the past in obtaining extensions on these notes as they became due. Management will continue to work with these lenders and expects that these notes will continue to be extended for terms beyond fiscal 2000.

         Further, as a result of the sale of certain assets of its property management division, the Company expects to receive approximately $1,072,000 in December 1999. Expenses of the sale and the remittance to the buyer of advance rentals and security deposits will result in a net cash inflow of approximately $480,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants nor disagreements on accounting or financial disclosure matters for the years ended July 31, 1999 and 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists all directors of the Registrant as of July 31, 1999:

                                                          NUMBER OF
                                   OFFICE HELD WITH      YEARS SERVED                                       OTHER PUBLIC
         NAME             AGE         REGISTRANT         AS DIRECTOR        BUSINESS EXPERIENCE             DIRECTORSHIPS
-----------------------  ------  ---------------------  --------------  ---------------------------  --------------------------
Stuart T.K. Ho             63    Chairman of the              32        Positions held with          Pacific Century Financial
                                     Board and                              Registrant                   Corporation; Gannett
                                     President                                                           Co., Inc.; College
                                                                                                         Retirement Equities
                                                                                                         Fund

Dean T.W. Ho(1)            61    Vice Chairman and            18        Positions held with                      --
                                     Secretary                              Registrant

Donald M. Wong             81    Senior Vice                  25        Positions held with                      --
                                     President, Chief                       Registrant
                                     Financial
                                     Officer and
                                     Treasurer

Pedro P. Ada               69    None                         28        President of Ada's                       --
                                                                            Incorporated; real
                                                                            estate, insurance
                                                                            agency and investments

C.B. Sung                  74    None                         14        Chairman of Unison                       --
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

(1)    Mr. Dean T.W. Ho is the brother of Mr. Stuart T.K. Ho.

         The present terms of office of all directors will expire at the next annual meeting of the stockholders of the Registrant or upon election of their respective successors. No events have occurred during the past five years that are material to an evaluation of the ability or integrity of any director.

         The following table lists all executive officers of the Registrant as of July 31, 1999:

         NAME              AGE               OFFICE                                 POSITION HELD
------------------------  -------  ----------------------------  -----------------------------------------------------
Stuart T.K. Ho              63     Chairman of the Board and     Chairman of the Board since 1982, President from
                                       President                     1975 to 1982 and since 1988, Vice President and
                                                                     Secretary from 1966 to 1975

Dean T.W. Ho(1)             61     Vice Chairman and Secretary   Secretary since 1991, Vice Chairman since 1988,
                                                                     President from 1982 to 1987, Executive Vice
                                                                     President from 1975 to 1982 and Vice President
                                                                     from 1965 to 1975

Donald M. Wong              81     Senior Vice President and     Senior Vice President since 1990, Financial Vice
                                       Treasurer                     President from 1965 to 1990 and Treasurer since
                                                                     1965

Harriet H. Matsuo           74     Assistant Secretary and       Secretary from 1975 to 1991 and Assistant Secretary
                                       Assistant Treasurer           and Assistant Treasurer from 1965 to 1975 and
                                                                     since 1991

Greta U. Nakao              77     Assistant Secretary and       Assistant Treasurer since 1975 and Assistant
                                       Assistant Treasurer           Secretary since 1981


(1)      Mr. Dean T.W. Ho is the brother of Mr. Stuart T.K. Ho.

         The term of office of the above executive officers is for a period of one year.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows the compensation for each of the years ended July 31, 1999, 1998 and 1997 for (a) the Chairman of the Board and President, and (b) all executive officers of the Registrant whose annual compensation exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                   -------------------------------------  ---------------------------------------
         (a)              (b)         (c)         (d)          (e)            (f)           (g)          (h)           (i)
                                                              OTHER                      SECURITY                      ALL
                                                              ANNUAL       RESTRICTED     UNDER-                      OTHER
      NAME AND                                               COMPEN-         STOCK         LYING         LTIP        COMPEN-
      PRINCIPAL                     SALARY       BONUS        SATION       AWARD(s)      OPTIONS/      PAYOUTS       SATION
      POSITION            YEAR        ($)         ($)          ($)            ($)         SARS(#)        ($)           ($)
----------------------  ---------  ----------  ----------  -------------  ------------  ------------  -----------  ------------
Stuart T.K. Ho,
    Chairman of the
    Board and
    President             1999       121,016       --            --             --            --           --             --
                          1998       127,008       --            --             --            --           --             --
                          1997       127,424       --            --             --            --           --             --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth, as of July 31, 1999, shareholders of record who beneficially own more than 5% of the voting stock of the Registrant:

                                                               AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL            PERCENT
        NAME AND ADDRESS OF BENEFICIAL OWNER:                  OWNERSHIP            OF CLASS
----------------------------------------------------         --------------         ---------
Cede & Co.                                                       195,438              18.9%
P.O. Box 20
New York, New York  10004

Stuart T.K. Ho, Dean T. Ho, and Karen Ho Hong,
    Trustees of the Chinn Ho Trust                               168,650              16.3
733 Bishop Street, Suite 1700
Honolulu, Hawaii  96813

Stuart T.K. Ho                                                   252,536(1)           24.5
733 Bishop Street, Suite 1700
Honolulu, Hawaii  96813

Dean T.W. Ho                                                     225,850(2)           21.9
733 Bishop Street, Suite 1700
Honolulu, Hawaii  96813

Karen Ho Hong                                                    212,425(3)           20.6
4976 Poola Street
Honolulu, Hawaii  96821

Robin Lee                                                         77,250               7.5
977 Longridge Road
Oakland, California  94610

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

         The following table sets forth, as of July 31, 1999, the number of shares of the Registrant's equity securities held by each director and all directors and officers of the Registrant as a group:

                                                                                     SOLE VOTING AND    SHARED VOTING
                            NAME OF             AMOUNT AND NATURE OF                   INVESTMENT        INVESTMENT
   TITLE OF CLASS      BENEFICIAL OWNER         BENEFICIAL OWNERSHIP       TOTAL          POWER           AND POWER
-------------------    ------------------       --------------------    -----------  ---------------    -------------
Common stock           Stuart T.K. Ho           252,536 shares owned       24.5%           2.2%            22.2%(1)
                                                    of record
Common stock           Dean T.W. Ho             225,850 shares owned       21.9            2.7             19.2(1)
                                                    of record
Common stock           Stanley Hong             212,425 shares owned       20.6             --             20.6(2)
                                                    of record
Common stock           Donald M. Wong           39,750 shares owned         3.8             --              3.8(3)
                                                    of record
Common stock           Pedro Ada                5,444 shares owned           .5             .5             --
                                                    of record
Common stock           C.B. Sung                5,000 shares owned           .5             .5             --
                                                    of record
Common stock           All directors and        336,132 shares owned       32.5            6.4             26.2(1)
                           officers of              of record
                           Registrant
                           (9 persons)

  (1)         Includes: (a) 168,650 shares owned by the Chinn Ho Trust as to which two executive officers of the Registrant are Trustees. The trust agreement is effective until 2 years after the death of Mrs. Chinn Ho or at such time as the personal representative of Mrs. Ho's estate is discharged and appropriately released, whichever occurs later, not to exceed 21 years after the death of the last survivor of Chinn Ho, Mrs. Chinn Ho and the children of Chinn Ho.

                        (b) 29,500 shares owned by the Chinn Ho Foundation
                            qualified under Section 501(c)(3) of the Internal Revenue Service Code, as to which four executive officers of the Registrant are Trustees.

  (2)        Includes:  (a) Shared voting and investment  power for 5,000 shares owned by Stanley Hong and Karen Ho Hong as Trustees for David Hong.

                        (b) 38,775 shares owned by Karen Ho Hong, spouse, who
                            has sole voting and investment power.

                        (c) 168,650 shares owned by the Chinn Ho Trust, of which
                            Karen Ho Hong,  spouse,  is one of three trustees.

  (3)        Includes:  (a) Shared  voting and  investment  power for 10,250 owned by Donald M. Wong and Eugenia C. Wong.

                        (b) 29,500 shares owned by the Chinn Ho Foundation, of
                            which Donald Wong is one of four trustees.

         During fiscal year 1995, the Company borrowed $100,000 from certain officers of the Company through unsecured short-term notes. As of July 31, 1999, the balance of these short-term notes was $5,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company entered into loan participation agreements during 1999 and 1998, which provided that the Company sell, without recourse, to participants, an undivided participating interest in the loans to Touchstone Development of Utah, LLC, Hearthstone Homes, Inc., Martin Development, Inc., and Hearthstone Homebuilders, Inc. (see footnote 4 to the consolidated financial statements). There were no outstanding amounts due to participants on the loan agreements with Touchstone Development of Utah, LLC, and Hearthstone Homes, Inc., at July 31, 1999. Included in the total participants' share of the loan commitment to Martin Development, Inc., amounting to $351,824 at July 31, 1999, was $58,608 from a director of the Company and $234,608 from an officer of the Company. Included in the total participants' share of the loan commitment to Hearthstone Homebuilders, Inc., amounting to $449,049 at July 31, 1999, was $149,684 from a director of the Company. Included in the total participants' share of the loan commitment to Touchstone Development of Utah, LLC, amounting to $391,538 at July 31, 1998, was $78,307 borrowed from a director of the Company and $39,154 borrowed from an officer of the Company. The participants' share of the loan commitment to Hearthstone Homes, Inc., amounting to $119,804 at July 31, 1998 was from an officer of a subsidiary of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) Consolidated Financial Statements - See Index to Consolidated Financial Statements and Schedules.

         (B) There were no reports on Form 8-K filed during the last quarter of the year ended July 31, 1999.

         (C)      Exhibits:

                  EXHIBIT                                                                  FORM 10-K
                   NUMBER                                DESCRIPTION                         PAGE
                  -------        ----------------------------------------------------      ---------
                     3           Articles of Incorporation and By-Laws                          *
                    11           Computation of Loss Per Common Share                          17
                    21           Subsidiaries of Capital Investment of Hawaii, Inc.            18

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

         * Incorporated by reference as Exhibits 1A and 1B to Registration Statement number 0-4179 filed on November 29, 1969.

         (D) Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedules



Independent Auditors' Report

Consolidated Financial Statements:

     Consolidated Balance Sheets - July 31, 1999 and 1998

     Consolidated Statements of Operations and Retained Earnings (Accumulated
        Deficit) - Years ended July 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows - Years ended July 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

Schedules:

      II Valuation and Qualifying Accounts and Reserves - Years ended July 31, 1999, 1998 and 1997

     III   Real Estate and Accumulated Depreciation - July 31, 1999

      IV   Mortgage Loans on Real Estate - July 31, 1999

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Investment of Hawaii, Inc. and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             /s/ KDMG LLP
Honolulu, Hawaii
October 22, 1999

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             July 31, 1999 and 1998



                                ASSETS (NOTE 5)                            1999               1998
                                                                       -----------        -----------
Cash                                                                   $   360,769            752,493
                                                                       -----------        -----------
Receivables:
     Trade accounts, less allowance for doubtful receivables of
        $1,000 in 1999 and 1998                                             67,421             77,074
     Accrued interest                                                       55,417            565,458
     Other                                                                  66,483            161,514
                                                                       -----------        -----------
                 Total receivables                                         189,321            804,046
                                                                       -----------        -----------
Developed real estate, less accumulated depreciation of $274,759
     and $253,533 in 1999 and 1998, respectively (note 3)                1,383,745          1,401,479
                                                                       -----------        -----------
Undeveloped land held for sale (note 4)                                    226,797            134,474
                                                                       -----------        -----------
Other investments:
     Real estate (note 4)                                                1,246,608          1,525,410
     Securities, at cost                                                   681,006            737,202
                                                                       -----------        -----------
                                                                         1,927,614          2,262,612
                                                                       -----------        -----------
Property and equipment, at cost:
     Leasehold improvements                                                 63,740             61,282
     Furniture and equipment                                               329,394            394,610
                                                                       -----------        -----------
                                                                           393,134            455,892
     Less accumulated depreciation and amortization                       (360,944)          (413,242)
                                                                       -----------        -----------
                 Net property and equipment                                 32,190             42,650
                                                                       -----------        -----------
Deferred charges and other assets                                           11,627              9,020
                                                                       -----------        -----------
                                                                       $ 4,132,063          5,406,774
                                                                       ===========        ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             July 31, 1999 and 1998


                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  1999               1998
                                                                         -----------        -----------
Indebtedness (note 5):
     Mortgage notes                                                      $ 1,826,566          1,841,684
     Other notes, secured                                                    515,031            590,470
     Debentures                                                            1,897,505          1,942,745
     Other notes, unsecured                                                  530,748            502,355
                                                                         -----------        -----------
                 Total indebtedness                                        4,769,850          4,877,254
                                                                         -----------        -----------
Accounts payable, trade                                                      105,048             99,521
                                                                         -----------        -----------
Accrued expenses:
     Interest                                                                 55,001             53,383
     Taxes other than income                                                  59,101             11,505
     Other                                                                   662,830            656,205
                                                                         -----------        -----------
                 Total accrued expenses                                      776,932            721,093
                                                                         -----------        -----------
Other payables:
     Loans under participation agreements (note 4):
        Related parties                                                      442,900            237,265
        Other                                                                357,973            274,077
     Other (notes 4 and 7)                                                   193,660            625,297
                                                                         -----------        -----------
                 Total other payables                                        994,533          1,136,639
                                                                         -----------        -----------
Commitments and contingent liabilities (notes 4, 5, 7 and 8)
Stockholders' deficiency:
     Common stock without par value.  Authorized 2,531,765 shares;
        issued 1,723,774 shares at stated value of $1                      1,723,774          1,723,774
     Additional paid-in capital                                              469,312            469,312
     Retained earnings (accumulated deficit)                                (649,899)           436,668
                                                                         -----------        -----------
                                                                           1,543,187          2,629,754
     Cost of 691,082 common shares in treasury                            (4,057,487)        (4,057,487)
                                                                         -----------        -----------
                 Stockholders' deficiency                                 (2,514,300)        (1,427,733)
                                                                         -----------        -----------
                                                                         $ 4,132,063          5,406,774
                                                                         ===========        ===========

See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   and Retained Earnings (Accumulated Deficit)
                    Years ended July 31, 1999, 1998 and 1997


                                                                        1999               1998               1997
                                                                    -----------        -----------        -----------
Revenues (note 5):
    Income from real estate activities                              $   443,888            989,078            583,600
    Security and other investment income                                349,790            192,363            558,054
    Other                                                                 3,860             74,354              5,721
                                                                    -----------        -----------        -----------
                                                                        797,538          1,255,795          1,147,375
                                                                    -----------        -----------        -----------
Costs and expenses:
    Other direct operating expenses (note 8)                            327,913            388,200            551,405
    General and administrative expenses (notes 7 and 8)                 849,701            964,158            928,534
    Interest (note 5)                                                   507,785            810,640            393,283
    Provision for losses on real estate investments (note 4)            437,297                 --                 --
                                                                    -----------        -----------        -----------
                                                                      2,122,696          2,162,998          1,873,222
                                                                    -----------        -----------        -----------
                Loss from continuing operations                      (1,325,158)          (907,203)          (725,847)
Gain (loss) from discontinued operations (notes 2 and 14)               238,591            640,336           (121,137)
                                                                    -----------        -----------        -----------
                Net loss                                             (1,086,567)          (266,867)          (846,984)
Retained earnings at beginning of year                                  436,668            703,535          1,550,519
                                                                    -----------        -----------        -----------
Retained earnings (accumulated deficit) at end of year              $  (649,899)           436,668            703,535
                                                                    ===========        ===========        ===========
Loss per common share (note 10):
    Loss from continuing operations                                 $     (1.28)              (.88)              (.70)
    Gain (loss) from discontinued operations (notes 2 and 14)               .23                .62               (.12)
                                                                    -----------        -----------        -----------
                Net loss per common share                           $     (1.05)              (.26)              (.82)
                                                                    ===========        ===========        ===========
Weighted average number of common shares outstanding
    during the year                                                   1,032,692          1,032,692          1,032,692
                                                                    ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 1999, 1998 and 1997



                                                                               1999               1998               1997
                                                                           -----------        -----------        -----------
Cash flows from operating activities:
    Cash received from customers                                           $ 1,259,143          2,905,936          5,271,819
    Cash paid to suppliers/employees                                        (1,044,664)        (3,739,171)        (6,380,857)
    Capital expenditures - real estate                                          (4,880)            (2,701)              (290)
    Purchase of investments in real estate                                  (1,587,321)        (1,306,518)        (2,257,774)
    Collections from investments in real estate                              1,428,826          2,740,345          1,215,746
    Dividends received                                                          11,365             12,138              8,451
    Interest received                                                          311,290            828,662            550,618
    Interest paid                                                             (506,167)          (840,909)          (439,646)
                                                                           -----------        -----------        -----------

                 Net cash provided by (used in) operating activities          (132,408)           597,782         (2,031,933)
                                                                           -----------        -----------        -----------

Cash flows from investing activities:
    Purchases of other investments                                                  --                 --           (188,549)
    Proceeds from sale of marketable securities                                     --                 --             47,491
    Proceeds from sale of other investments                                    391,616            259,350            543,035
    Proceeds from sale/disposal of property and equipment                        5,367                 --              6,900
    Collections on other receivables                                             2,646              4,824            958,438
    Capital expenditures                                                        (7,127)           (25,015)           (51,409)
                                                                           -----------        -----------        -----------

                 Net cash provided by investing activities                     392,502            239,159          1,315,906
                                                                           -----------        -----------        -----------

Cash flows from financing activities:
    Proceeds from indebtedness                                                 310,895            185,497             48,844
    Payments on indebtedness                                                  (418,299)          (343,251)          (528,252)
    Proceeds received under loan participation agreements                      409,500            832,500          1,500,000
    Payments made under loan participation agreements                         (953,914)        (1,556,708)          (264,450)
                                                                           -----------        -----------        -----------

                 Net cash provided by (used in) financing activities          (651,818)          (881,962)           756,142
                                                                           -----------        -----------        -----------

                 Net increase (decrease) in cash                              (391,724)           (45,021)            40,115

Cash at beginning of year                                                      752,493            797,514            757,399
                                                                           -----------        -----------        -----------

Cash at end of year                                                        $   360,769            752,493            797,514
                                                                           ===========        ===========        ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 1999, 1998 and 1997



                                                                                          1999         1998          1997
                                                                                      -----------   ----------    ----------
Reconciliation of net loss to cash provided by (used in) operating activities:
             Net loss                                                                 $(1,086,567)    (266,867)     (846,984)
                                                                                      -----------   ----------    ----------
             Adjustments to reconcile net loss to cash provided by (used in)
                  operating activities:
                        Capital expenditures - real estate                                 (4,880)      (2,701)         (290)
                        Depreciation and amortization                                      34,521       71,747       100,370
                        Provision for losses on real estate investments                   437,297           --            --
                        Acquisition of undeveloped land through foreclosure               (92,323)          --            --
                        Gain on sale of other investments                                (335,422)    (178,829)     (471,755)
                        Gain on sale of discontinued operations                                --     (379,227)           --
                        Gain on sale of marketable securities                                  --           --       (28,181)
                        Loss (gain) on sale/disposal of property and equipment                315           --        (6,900)
                        Change in assets and liabilities:
                             Increase in inventories                                           --      (30,471)       (2,103)
                             Decrease (increase) in trade accounts, accrued interest
                                  and other receivables, net                              612,079     (125,158)     (206,200)
                             Decrease (increase) in investment in real estate            (158,495)   1,433,827    (1,042,028)
                             Decrease (increase) in deferred charges and other assets      (2,607)     (80,213)       26,611
                             Increase (decrease) in accounts payable, trade                 5,527      217,838       (16,394)
                             Increase (decrease) in accrued expenses
                                  and other payables                                      458,147      (62,164)      461,921
                                                                                      -----------   ----------    ----------
                                  Total adjustments                                       954,159      864,649    (1,184,949)
                                                                                      -----------   ----------    ----------
                                  Net cash provided by (used in) operating activities  $ (132,408)     597,782    (2,031,933)
                                                                                      ===========   ==========    ==========
Supplemental schedule of noncash operating, investing and financing activities:
       In fiscal year 1998, the Company sold certain assets and liabilities of its subsidiary, Latipac Fine Foods, Inc. A net gain on disposal was recognized on assets transferred as follows:
                                       Inventories                                    $    97,896
                                       Property and equipment, net                        135,215
                                       Deferred charges and other assets                  111,663
                                       Accounts payable trade                            (753,330)
                                       Other payables                                      29,329
                                                                                      -----------
                                                                                      $  (379,227)
                                                                                      ===========


See accompanying notes to consolidated financial statements.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997

(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

         (a)      DESCRIPTION OF BUSINESS

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

         (b)      PRINCIPLES OF CONSOLIDATION

                  The financial statements include the accounts of Capital Investment of Hawaii, Inc. and all of its subsidiaries (collectively referred to as the "Company"). All material intercompany balances and transactions have been eliminated from the consolidated financial statements.

         (c)      REAL ESTATE ACCOUNTING

                  (a)      CARRYING AMOUNTS

                           Developed real estate and undeveloped land held for sale are carried at the lower of cost or market value.

                  (b)      INCOME RECOGNITION

                           Profit on sales of real estate is recognized when title has passed, minimum down payment criterion are met, risks and records of ownership have been transferred to the buyer and there is no substantial continuing involvement with the property, collectibility of the sales price is reasonably assured and other criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 66 are met. If any of the aforementioned criteria are not met, profit is deferred and recognized under either the installment, cost recovery, deposit or percentage of completion method.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997

(d)      DEPRECIATION AND AMORTIZATION

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

               CLASS OF ASSETS               RATE OF DEPRECIATION
           --------------------------        --------------------
           Leasehold improvements                  5% to 20%
           Furniture and equipment                10% to 20%


         Maintenance and repairs are charged to income as incurred; expenditures for major renewals and betterments that materially extend the economic lives of property and equipment are capitalized. Gains or losses arising from dispositions of depreciable assets are credited or charged to income.

         Debt expense is being amortized by the straight-line method over the term of the debt.

(e)      SECURITY INVESTMENTS

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

(f)      INVESTMENTS IN REAL ESTATE - ACQUISITION, DEVELOPMENT AND CONSTRUCTION
         LOANS

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

(g)      INCOME TAXES

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

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997


         differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)      IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE
         DISPOSED OF

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(i)      NEWLY ADOPTED ACCOUNTING PRINCIPLES

         (a)      COMPREHENSIVE INCOME

                  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity, including net income, except those resulting from investment by and distributions to owners. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. The application SFAS No. 130, effective from August 1, 1998, did not have a material impact on the Company's consolidated financial statements.

         (b)      SEGMENTS AND RELATED INFORMATION

                  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public companies report selected information about business segments, including information on products and services, geographic areas and major customers, based on a management approach to reporting. Reclassification of financial statements for prior periods is required for comparative purposes. The application of SFAS No. 131, effective August 1, 1998, did not have material impact on the consolidated financial statements of the Company.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997

         (j)      USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)      DISCONTINUED BAKERY OPERATION

         In December 1997, the Company sold certain assets and liabilities of its bakery operations. The Company recognized a gain on the sale of $379,227 in fiscal 1998.

         Summary gain (loss) from discontinued operations are as follows:

                                                                     1998               1997
                                                                 -----------         ----------
Total revenues                                                   $ 2,137,368          4,737,228
Total costs and expenses                                          (2,167,578)        (5,163,278)
Gain on sale of assets and liabilities                               379,227                --
                                                                 -----------         ----------

         Gain (loss) from discontinued operations                $   349,017           (426,050)
                                                                 -----------         ----------


(3)      DEVELOPED REAL ESTATE

         The components of developed real estate at July 31, 1999 and 1998 were as follows:

                                                            1999             1998
                                                         ----------       ----------
Held for sale, at lower of cost or market:
   Condominium apartment units, a portion of which
   includes undivided interest in land                   $  308,479          304,989
       Commercial property                                1,350,000        1,350,000
       Other                                                     23               23
                                                         ----------       ----------
                                                          1,658,502        1,655,012
       Less accumulated depreciation                        274,757          253,533
                                                         ----------       ----------

                                                         $1,383,745        1,401,479
                                                         ==========       ==========


(4)      REAL ESTATE INVESTMENTS

         (a)      UNDEVELOPED LAND

                  Undeveloped land held for sale at July 31, 1999 and 1998 consisted of approximately 39 acres in Makaha Valley on the island of Oahu, state of Hawaii and approximately 1.3 acres in Washington County, Utah.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997


(b)      OTHER REAL ESTATE INVESTMENTS

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

         At July 31, 1999, the ADC loans to Hearthstone Homes, Inc. and Hearthstone Homebuilders, Inc. were made to corporate real estate ventures which are owned by individuals who have personally guaranteed payment of the ADC loans. At July 31, 1998, all ADC loans were made to corporate real estate ventures.

         The following summarizes the Company's other investments in real estate and related deferred income which is presented as "other payables" in the accompanying consolidated balance sheets.


                                                    CAPITALIZED                         DEFERRED
          PROJECT                  ADVANCES          INTEREST          TOTAL             INCOME
---------------------------       ----------        -----------     ----------         --------
As of July 31, 1999:
   Hearthstone Homes, Inc.        $  200,000            7,700          207,700           14,617
   Hearthstone Home-
     builders, Inc.                  415,091              350          415,441           17,830
   Martin Development, Inc.          602,780           20,687          623,467               --
                                  ----------           ------        ---------          -------
                                  $1,217,871           28,737        1,246,608           32,447
                                  ==========           ======        =========          =======
As of July 31, 1998:
   Copper Bluffs, LLC             $  365,380           27,200          392,580          161,314
   Sunset Bay, LLC                   249,232           38,900          288,132          134,711
   Red Rock Canyon, LLC              191,406           17,300          208,706          106,628
   Touchstone Development
     of Utah, LLC                    404,192            2,400          406,592           18,911
   Hearthstone Homes, Inc.           225,000            4,400          229,400           13,191
                                  ----------           ------        ---------          -------
                                  $1,435,210           90,200        1,525,410          434,755
                                  ==========           ======        =========          =======



         HEARTHSTONE HOMES, INC.

         On February 10, 1998, the Company extended a $425,000 ADC loan commitment to Hearthstone Homes, Inc. to finance a residential real estate project known as Hearthstone Homes in Clark County, Nevada. At July 31, 1999 and 1998, the Company's aggregate investment in the real estate project amounted to $207,700 and $229,400, respectively, including $7,700 and $4,400 of capitalized interest, respectively. The ADC loan is secured by a parcel of land in Clark County,

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997

Nevada. Restrictive loan covenants limit the maximum amount of loan proceeds available during various phases of the project.

The Company entered into a 50% loan participation agreement which provides that the Company sell, without recourse, to a participant an undivided participating interest in the loan to Hearthstone Homes, Inc. The participant's share of the loan commitment amounted to nil and $119,804 at July 31, 1999 and 1998, respectively. The participant is an officer of a subsidiary of the Company.

HEARTHSTONE HOMEBUILDERS, INC.

On December 3, 1998, the Company extended a $415,000 ADC loan commitment to Hearthstone Homebuilders, Inc. to finance a residential real estate project in Clark County, Nevada. As of July 31, 1999, the Company's aggregate investment in the real estate project amounted to $415,441, including $350 of capitalized interest. The ADC loan is secured by a parcel of land in Clark County, Nevada.

The Company entered into 50% loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Hearthstone Homebuilders, Inc. The participants' share of the loan at July 31, 1999 was $449,049 of which $149,684 was from a director of the Company.

MARTIN DEVELOPMENT, INC.

On February 19, 1999, the Company entered into an agreement with Martin Development, Inc. to exchange its interest in 59 parcels of land in the Copper Bluffs project located in Clark County, Nevada, for a promissory note totaling $813,376. As of July 31, 1999, the balance due from Martin Development totals $602,780. The promissory note is secured by the deed to the land parcels in Clark County, Nevada.

The Company entered into 50% loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Martin Development, Inc. The participants' share of the loan at July 31, 1999 was $351,824, of which $58,608 was from a director of the Company and $234,608 from an officer of the Company.

COPPER BLUFFS, LLC

On June 18, 1996, the Company extended a $600,000 ADC loan commitment to Copper Bluffs, LLC to finance a residential real estate project in Clark County, Nevada. At July 31, 1998, the Company's aggregate investment in the real estate project amounted to $392,580, including $27,200 of capitalized interest.

In January 1999, the Company obtained title to 59 parcels of land in Clark County, Nevada in satisfaction of its loan to Copper Bluffs, LLC. Title to the parcels were subsequently assigned to Martin Development, Inc. in exchange for a non-interest bearing loan of $813,376. These transactions resulted in a provision for loss from real estate investment of $100,000.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997

Financial information of Copper Bluffs, LLC is as follows:


                              CONDENSED BALANCE SHEET

                                    JUNE 30, 1998

                                        ASSETS
Construction work in progress                                         $ 1,246,433
Other current assets                                                      260,359
                                                                      -----------
                                                                      $ 1,506,792
                                                                      ===========
                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable                                                      $   269,382
Construction notes payable                                                720,426
Due to Capital Investment of Hawaii, Inc.                                 528,820
Other payables                                                             39,145
                                                                      -----------
          Total liabilities                                             1,557,773
                                                                      -----------
Paid-in capital                                      $     5,000
Accumulated deficit                                      (55,981)
                                                     -----------
          Total stockholders' deficiency                                  (50,981)
                                                                      ===========
                                                                      $ 1,506,792
                                                                      -----------

                            CONDENSED STATEMENT OF LOSS
                         ELEVEN MONTHS ENDED JUNE 30, 1998

Sales                                                                 $ 4,513,754
Cost of sales                                                          (4,471,368)
                                                                      -----------
        Gross profit                                                       42,386
Other income                                                               28,902
Other expenses                                                           (130,395)
                                                                      -----------
        Net loss                                                      $   (59,107)
                                                                      ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997

SUNSET BAY, LLC

On July 29, 1996, the Company extended a $608,400 ADC loan commitment to Sunset Bay, LLC to finance a residential real estate project in Clark County, Nevada. The loan commitment was paid in full on November 1, 1996. Subsequently, on December 23, 1996, the Company extended a $800,000 ADC loan commitment to Sunset Bay, LLC to finance another residential real estate project in Clark County, Nevada. At July 31, 1998, the Company's aggregate investment in the real estate project amounted to $288,132, including $38,900 of capitalized interest.

In January 1999, the Company recorded a provision for loss from real estate investment for its ADC loan to Sunset Bay LLC of $300,000. The provision included the write-off of the total principal and interest due on the loan at January 31, 1999.

Financial information of Sunset Bay, LLC is as follows:

                            CONDENSED BALANCE SHEET
                                  JUNE 30, 1998

                                     ASSETS

Restricted cash                                                  $    28,915
Construction work in progress                                      2,780,080
                                                                 -----------
                                                                 $ 2,808,995
                                                                 ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                 $   167,382
Construction notes payable                                         1,471,051
Due to Capital Investment of Hawaii, Inc.                            490,411
Other payable                                                        613,526
                                                                 -----------
        Total liabilities                                          2,742,370
                                                                 -----------
Paid-in capital                                     $     5,000
Retained earnings                                        61,625
                                                    -----------
        Total stockholders' equity                                    66,625
                                                                 -----------
                                                                 $ 2,808,995
                                                                 ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997


                        CONDENSED STATEMENTS OF INCOME
                       ELEVEN MONTHS ENDED JUNE 30, 1998

Sales                                                            $ 1,674,620
Cost of sales                                                     (1,601,856)
                                                                 -----------
        Gross profit                                                  72,764
Other income                                                           4,123
Other expense                                                        (15,112)
                                                                 -----------
        Net income                                               $    61,775
                                                                 ===========


RED ROCK CANYON, LLC

On October 2, 1996, the Company extended a $500,000 ADC loan commitment to Red Rock Canyon, LLC to finance a residential real estate project in Washington County, Utah. At July 31, 1998, the Company's aggregate investment in the real estate project amounted to $208,706 including $17,300 of capitalized interest.

The Company obtained title to improved residential housing lots in Washington County, Utah in satisfaction of its ADC loan to Red Rock Canyon, LLC. As a result of this transaction, the Company recorded a provision for loss from real estate investments of $37,297 during the year ended July 31, 1999.

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997



Financial information of Red Rock Canyon, LLC is as follows:

                             CONDENSED BALANCE SHEET
                                  JUNE 30, 1998

                        ASSETS

Cash                                                                $    15,808
Accounts receivable                                                       4,000
Construction work in progress                                           690,627
Other assets                                                             20,838
                                                                    -----------
                                                                    $   731,273
                                                                    ===========
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable                                                    $    84,291
Construction notes payable                                              276,936
Due to Capital Investment of Hawaii, Inc.                               357,331
Other payables                                                           52,946
                                                                    -----------
        Total liabilities                                               771,504
                                                                    -----------
Capital accounts                                 $     5,000
Accumulated deficit                                  (45,231)
                                                 -----------
        Total stockholders' deficiency                                  (40,231)
                                                                    ===========
                                                                    $   731,273
                                                                    ===========

                               CONDENSED STATEMENTS OF LOSS
                            ELEVEN MONTHS ENDED JUNE 30, 1998

Sales                                                               $ 1,996,374
Cost of sales                                                        (2,078,001)
                                                                    -----------
        Gross loss                                                      (81,627)
Other income                                                                143
Other expenses                                                          (10,432)
                                                                    -----------
        Net loss                                                    $   (91,916)
                                                                    ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997

TOUCHSTONE DEVELOPMENT OF UTAH, LLC

On February 4, 1997, the Company extended a $2,337,437 ADC loan commitment to Touchstone Development of Utah, LLC to finance a residential real estate project known as Overlake Estates in Tooele County, Utah. At July 31, 1998, the Company's aggregate investment in the real estate project amounted to $406,592 including $2,400 of capitalized interest.

In April 1999, the Company received approximately $115,800 from a Nevada corporation in exchange for the assignment of its interest in the ADC loan to Touchstone Development of Utah, LLC.

Financial information of Touchstone Development of Utah, LLC is as follows:

                             CONDENSED BALANCE SHEET

                                  JUNE 30, 1998
                                     ASSETS

Cash                                                 $    89,693
Construction work in progress                          5,983,335
Restricted cash                                          775,728
Receivables                                              100,835
Other assets                                              24,315
                                                     -----------

                                                     $ 6,973,906
                                                     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $   857,233
Due to Capital Investment of Hawaii, Inc.                521,898
Construction notes payable                             5,289,307
Other payables                                            78,058
                                                     -----------

        Total liabilities                              6,746,496
                                                     -----------

Paid-in capital                        $   397,297
Accumulated deficit                       (169,887)
                                       -----------

        Total stockholders' equity                       227,410
                                                     -----------

                                                     $ 6,973,906
                                                     ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997

                           CONDENSED STATEMENT OF LOSS

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
                                     ===========


The Company entered into 15% loan participation agreements which provide that the Company sell, without recourse, to participants an undivided participating interest in the loan to Touchstone Development of Utah, LLC. Participants' share of the loan commitment amounted to $391,538 at July 31, 1998. Certain participants are related parties which, in the aggregate, totaled $117,461 at July 31, 1998.

(5)     INDEBTEDNESS

        Indebtedness at July 31, 1999 and 1998 is summarized as follows:

                                                                       1999             1998
                                                                    ---------        ---------
Mortgage notes:
   9-1/2%, payable to individuals in monthly installments of
     interest only, due on demand                                  $  200,000          200,000
   9-1/2%, payable to a corporation in monthly installments
     of interest only, due February 28, 2000                        1,000,000        1,000,000
   9-1/2%, payable to a financial institution in monthly
     installments of $6,125 including interest, due July 1,
     2001                                                             626,566          641,684
                                                                    ---------        ---------
                                                                    1,826,566        1,841,684
                                                                    ---------        ---------

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997


                                                                             1999             1998
                                                                         ----------        ---------
Other notes, secured:
   10%, payable to a financial institution in monthly
     installments of $2,272 including interest, payable on
     demand                                                              $  242,128          245,017
   10%, payable to a financial institution in monthly
     installments of interest only, due June 1, 2002                        150,000               --
   10%, payable to a financial institution in monthly
     installments of $14,539 including interest, due
     June 1, 2002                                                           122,903          147,426
   Interest at prime plus 2.0%, payable to a financial
     institution; paid in full in 1999                                           --           78,632
   Interest at prime plus 2.5%, payable to a financial
     institution; paid in full in 1999                                           --          100,000
   Interest at prime plus 1.5%, payable to a financial
     institution; paid in full in 1999                                           --            6,141
   Interest at prime plus 1.25%, payable to a financial
     institution; paid in full in 1999                                           --            8,695
   Interest at prime plus 1.5%, payable to a financial
     institution; paid in full in 1999                                           --            4,559
                                                                         ----------        ---------
                                                                            515,031          590,470
                                                                         ----------        ---------
Debentures - at stated rates (7% to 9.5%), payable to
    individuals in quarterly installments of interest only,
    all of which have matured and are payable on demand;
    amount authorized by indenture, $19,000,000                           1,897,505        1,942,745
                                                                         ----------        ---------
Other notes, unsecured:
    Interest at stated rates (6% to 9.5%), term notes payable
    to individuals in quarterly installments of interest only, due
    two years from date of issuance                                         385,748          357,355
   Interest at stated rates (8.0% to 9.5%), payable to
    individuals in quarterly installments of interest only,
    payable on demand except $75,000 due February 14,
    2000 (of which $5,000 is due to a related party)                        145,000          145,000
                                                                         ----------        ---------
                                                                            530,748          502,355
                                                                         ----------        ---------
                                                                         $4,769,850        4,877,254
                                                                         ==========        =========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997


Maturities of indebtedness are shown in the following summary:

                            2000       $3,971,798
                            2001          648,052
                            2002          150,000
                                       ----------
                                       $4,769,850
                                       ==========


The carrying amounts of assets pledged as collateral for indebtedness as of July 31, 1999 were as follows:

                       Cash                                  $  351,839
                       Developed real estate                  1,383,745
                       Investment in other securities           681,006
                       Investment in real estate                200,000
                       Property and equipment                    20,361
                                                             ----------
                                                             $2,636,951
                                                             ==========

In addition, the rights and interests in insurance policies, income or profits, and other contracts and agreements of the Company were pledged as collateral for indebtedness as of July 31, 1999.

(6)     INCOME TAXES

The benefit for income taxes applicable to the net loss for fiscal years 1999, 1998 and 1997 differ from the "expected benefit for income taxes" for those years (computed by applying the U.S. federal income tax rate of 34% to net loss) as follows:

                                                    1999             1998             1997
                                                 ---------        ---------        ---------
Computed "expected" tax benefit                  $(369,433)         (90,735)        (287,975)
Net operating losses for which no deferred
    income tax benefit has been recognized         371,713           91,506          271,312
Dividends received deduction                        (2,705)          (2,889)          (2,011)
Officers' life insurance                                --               --           16,508
Other, net                                             425            2,118            2,166
                                                 ---------        ---------        ---------
                                                 $      --               --               --
                                                 =========        =========        =========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997




The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1999 and 1998 are presented below.

                                                                                1999               1998
                                                                            -----------        -----------
Deferred tax assets:
       Deferred compensation agreement                                      $    56,700             56,700
       Other investment securities, permanent decline in market value            83,100             83,100
       Deferred income on other real estate investment                           12,300            165,200
       Net tax operating loss carryforwards                                   1,725,900          1,346,200
       Provision for loss on real estate investments                            166,200                 --
       Other                                                                     82,000             83,000
                                                                            -----------        -----------

                       Total gross deferred tax assets                        2,126,200          1,734,200

       Less valuation allowance                                              (2,114,000)        (1,698,600)
                                                                            -----------        -----------

                       Net deferred tax assets                              $    12,200             35,600
                                                                            ===========        ===========

Deferred tax liabilities:
       Capitalized interest on other real estate investments                $    10,900             34,300
       Other                                                                      1,300              1,300
                                                                            -----------        -----------

                       Total gross deferred tax liabilities                 $    12,200             35,600
                                                                            ===========        ===========


The valuation allowance for deferred tax assets as of August 1, 1998 and 1997 were $2,114,000 and $1,698,600, respectively. The net change in the total valuation allowance for the years ended July 31, 1999 and 1998 were increases of $415,400 and $102,300, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

As of July 31, 1999, the Company had tax net operating loss carryforwards of approximately $5,000,000 and $4,700,000 for federal and state income tax purposes, respectively, which can be used to offset future taxable income through 2013.

(7)     DEFERRED COMPENSATION

The Company has a deferred compensation agreement under which the Company is obligated to pay $5,000 each month for 120 consecutive months to the spouse of the late Mr. Chinn Ho, the former chairman of the Executive Committee. The Company commenced monthly payments in accordance with the deferred compensation agreement to Mrs. Chinn Ho in November 1989. The accrued obligation as of

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                          July 31, 1999,1998 and 1997

July 31, 1999 and 1998 amounted to $149,158 and is included in the consolidated balance sheet as other payables.

(8)     LEASE COMMITMENTS

The Company leases various facilities for its office premises and rental agency. These operating leases provide that the Company pay all taxes, maintenance and insurance applicable to the leased properties.

Consolidated future minimum payments required under noncancelable operating leases as of July 31, 1999 are summarized as follows:

            Year ending July 31:
                   2000            $   120,274
                   2001                120,045
                   2002                100,408
                   2003                 51,844
                                   -----------
                                   $   392,571
                                   ===========


Rent expense for all operating leases was $124,208, $176,509 and $408,250 for the years ended July 31, 1999, 1998 and 1997, respectively.

(9)     FOURTH QUARTER RESULTS (UNAUDITED)

Fourth quarter results for the years ended July 31, 1999 and 1998 are as follows:

                                                                      1999             1998
                                                                   ---------        ---------
Revenues:
       Revenues from continuing operations                         $ 201,389          558,753
       Revenues from discontinued operations                         109,215               --
                                                                   ---------        ---------
                                                                   $ 310,604          558,753
                                                                   =========        =========
Gain (loss):
       Loss from continuing operations ($(.15) and $(.27)
            per common share 1999 and 1998, respectively)
                                                                   $(159,591)        (278,750)
       Gain from discontinued operations ($.02 and $.001
            per common share in 1999 and 1998, respectively)
                                                                      21,751              628
                                                                   ---------        ---------
                                                                   $(137,840)        (278,122)
                                                                   =========        =========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997


(10)    LOSS PER COMMON SHARE

        Loss per common share was computed by dividing the applicable loss by the weighted average number of shares of common stock outstanding.

(11)    SEGMENT INFORMATION

        The Company has classified its business activities into significant segments for the years ended July 31, 1999, 1998 and 1997. The Company's operations have been classified into real estate, security and other investing and other activities. Real estate activities include the acquisition and development of undeveloped real estate, the sale and leasing of developed real estate and investment in undeveloped real estate. Also included in real estate activities is interest income from loans made to development projects. Security and other investing activities include gains or losses from security investments and investment income related to the ownership of such investments. Other activities include the Company's rental agency businesses and other miscellaneous activities. The following is a summary of segment financial information for the years ended July 31, 1999, 1998 and 1997:

                                                                          1999               1998               1997
                                                                      -----------        -----------        -----------
Revenues:
       Real estate activities:
           Property rentals                                           $   164,179            158,858            117,615
           Income from ADC loan arrangements                              279,709            828,824            449,842
           Interest income                                                     --              1,396             16,143
                                                                      -----------        -----------        -----------
                  Total real estate activities                            443,888            989,078            583,600
                                                                      -----------        -----------        -----------
       Security and other investing activities:
           Gains from sales of securities                                 335,422            178,829            499,936
           Dividends and interest                                          14,368             13,534             58,118
                                                                      -----------        -----------        -----------
                  Total security and other investing
                  activities                                              349,790            192,363            558,054
                                                                      -----------        -----------        -----------
       Other activities                                                     3,860             74,354              5,721
                                                                      -----------        -----------        -----------
                                                                      $   797,538          1,255,795          1,147,375
                                                                      ===========        ===========        ===========
Operating profit (loss) from continuing operations:
           Real estate activities                                     $  (292,395)           636,962            181,465
           Security and other investing activities                        309,370            149,620            510,625
           Other activities                                              (238,559)          (236,475)          (319,962)
                                                                      -----------        -----------        -----------
                                                                         (221,584)           550,107            372,128
           Interest expense                                              (507,785)          (810,640)          (393,283)
           Corporate expenses                                            (595,789)          (646,670)          (704,692)
                                                                      -----------        -----------        -----------
                  Loss from continuing operations                     $(1,325,158)          (907,203)          (725,847)
                                                                      ===========        ===========        ===========

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997

                                                         1999             1998             1997
                                                      ----------       ----------       ----------
Depreciation and amortization:
       Real estate activities                         $   23,144           22,977           24,226
       Security and other investing activities               460              671              657
       Other activities                                    2,148            3,130            3,067
                                                      ----------       ----------       ----------
                           Total segments                 25,752           26,778           27,950
       Corporate                                           4,945           10,669           10,581
       Discontinued operations (notes 2 and 14)            3,824           34,300           61,839
                                                      ----------       ----------       ----------
                                                      $   34,521           71,747          100,370
                                                      ==========       ==========       ==========
Capital expenditures:
       Real estate activities                         $    4,880            2,701              290
       Other activities                                       --            1,914            8,874
       Corporate                                           6,300            9,670            7,595
       Discontinued operations (notes 2 and 14)              827           13,431           34,940
                                                      ----------       ----------       ----------
                                                      $   12,007           27,716           51,699
                                                      ==========       ==========       ==========
Identifiable assets:
       Real estate activities                         $2,865,540        3,074,212        4,535,896
       Security and other investing activities           682,228          738,828          819,440
       Other activities                                   60,950          575,798          361,641
                                                      ----------       ----------       ----------
                           Total segments              3,608,718        4,388,838        5,716,977
Corporate                                                450,126          935,365          824,260
Discontinued operations (notes 2 and 14)                  73,219           82,571          582,693
                                                      ----------       ----------       ----------
                                                      $4,132,063        5,406,774        7,123,930
                                                      ==========       ==========       ==========


        Sales between business segments are immaterial and are netted against the sales of the respective segment.

(12)    BUSINESS AND CREDIT CONCENTRATIONS

        Substantially all of the Company's business activity is with customers located in Hawaii, Nevada and Utah. The majority of customers of the Company's operating businesses are related to the hospitality industry.

        The Company's business activities in Nevada and Utah related solely to financing residential real estate development projects. At July 31, 1999 and 1998, the Company had outstanding ADC loans of $1,217,871 and $1,435,210, respectively, due from corporate real estate ventures. Under participation agreements the Company had sold $800,873 and $511,342 of these loans without recourse as of July 31, 1999 and 1998, respectively (see note 4).

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                     Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997


(13)    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each applicable class of financial instruments for which it is practicable to estimate that value:

        The carrying amount of cash, trade accounts receivable, accounts payable, accrued expenses and debentures payable approximate fair value because of the short maturity of these instruments.

        (a)     OTHER INVESTMENT SECURITIES

                Fair value is based on dealer quotes.

        (b)     OTHER REAL ESTATE INVESTMENTS

                Fair value is determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

        (c)     INDEBTEDNESS

                Fair value of mortgage notes, other notes, secured and other notes, unsecured is estimated by discounting the future cash flows of each instrument based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same or similar remaining maturities.

        (d)     DEFERRED COMPENSATION PAYABLE

                The carrying value of deferred compensation payable estimates fair value.

        (e)     ACCRUED INTEREST

                Accrued interest is determined by the present value of interest income recognized by the Company.

        (f)     OTHER RECEIVABLES

                The carrying value of other receivable balances approximates the fair value.

        (g)     LIMITATIONS

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

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                     Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997


the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

                                                        JULY 31, 1999                   JULY 31, 1998
                                                ---------------------------       ---------------------------
                                                 CARRYING           FAIR           CARRYING            FAIR
               FINANCIAL ASSETS                   AMOUNT            VALUE           AMOUNT             VALUE
                                                ---------         ---------       ---------         ---------
Cash                                           $  360,769           360,769         752,493           752,493
Receivables:
       Trade accounts                              67,421            67,421          77,074            77,074
       Accrued interest                            55,417            55,417         565,458           565,458
       Other                                       66,483            66,483         161,514           161,514
Other investments:
       Real estate                              1,246,608         1,021,682       1,525,410         1,448,757
       Securities                                 681,006           714,418         737,202         1,118,619

               FINANCIAL LIABILITIES

Accounts payable, trade                           105,048           105,048          99,521            99,521
Accrued expenses:
       Interest                                    55,001            55,001          53,383            53,383
       Taxes other than income                     59,101            59,101          11,505            11,505
       Other                                      662,830           662,830         656,205           656,205
Mortgage notes                                  1,826,566         1,721,273       1,841,684         1,731,455
Other notes, secured                              515,031           495,667         590,470           588,818
Debentures                                      1,897,505         1,897,505       1,942,745         1,942,745
Other notes, unsecured                            530,748           492,037         502,355           499,287
Loans under participation agreements              442,900           442,900         237,265           237,265
Deferred compensation payable                     149,158           149,158         149,158           149,158


(14)    SUBSEQUENT EVENT

        In October 1999, the Company entered into an agreement to sell certain assets of its property management division. Summary operating results of the discontinued operations are as follows:

                                                     1999                1998              1997
                                                   ---------           -------           -------
Total revenues                                     $ 599,930           660,560           670,420
Total costs and expenses                            (361,339)         (369,241)         (365,507)
                                                   ---------           -------           -------
         Gain from discontinued operations         $ 238,591           291,319           304,913
                                                   =========           =======           =======

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                     Notes Consolidated Financial Statements

                           July 31, 1999,1998 and 1997


The components of net liabilities of discontinued operations included in the consolidated balance sheets at July 31, 1999 and 1998 are as follows:

                                               1999              1998
                                            ----------        ---------
Commissions receivable                      $  56,980           63,408
Deferred charges and other asset                6,704            6,632
Fixed assets, net                               9,535           12,531
Accounts payable and accrued expenses        (760,267)        (703,110)
                                            ----------        ---------
                  Net liabilities           $(687,048)        (620,539)
                                            ==========        =========

                                                                     SCHEDULE II

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 1999, 1998 and 1997


                                                           ADDITIONS
                                                           ----------------------
                                                BALANCE AT  CHARGED TO   CHARGED                       BALANCE
                                                BEGINNING   COSTS AND    TO OTHER                       AT END
              DESCRIPTION                       OF PERIOD    EXPENSES    ACCOUNTS    DEDUCTIONS       OF PERIOD
---------------------------------------         ----------  ----------   ---------   ----------     -------------
Year ended July 31, 1999:
    Allowance for doubtful receivables       $     1,000          --          --           --          1,000
                                                ==========  ==========   =========   ==========     =============
Year ended July 31, 1998:
    Allowance for doubtful receivables       $    27,191       3,000          --       29,191   (1)    1,000
                                                ==========  ==========   =========   ==========     =============
Year ended July 31, 1997:
    Allowance for doubtful receivables       $    25,001      18,000          --       15,810   (1)   27,191
                                                ==========  ==========   =========   ==========     =============
(1)   Accounts receivable written off.

See accompanying independent auditors' report.

                                                                    SCHEDULE III

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES

                    Real Estate and Accumulated Depreciation

                                  July 31, 1999



(1)     Changes during the two years ended July 31, 1999:

                                                                      1999               1998
                                                                  -----------        -----------
Cost of real estate:
  Balance at beginning of year                                    $ 1,789,486          1,786,785
  Additions during year:
     Improvements to real estate                                        3,492              2,701
     Acquisitions through foreclosure                                 361,862                 --
  Deductions during year - cost of real estate sold                  (269,539)                --
                                                                  -----------        -----------
  Balance at end of year                                          $ 1,885,301          1,789,486
                                                                  ===========        ===========
Accumulated depreciation of real estate:
  Balance at beginning of year                                    $   253,533            231,788
  Additions during the year - charged to costs and expenses            21,226             21,745
                                                                  -----------        -----------
  Balance at end of year                                          $   274,759            253,533
                                                                  ===========        ===========


(2) Aggregate original cost for federal income tax purposes amounted to $1,868,966 for 1999.

(3)     Presentation on consolidated balance sheet as of July 31, 1999:


                                                       UNDEVELOPED
                                      DEVELOPED         LAND HELD
                                      REAL ESTATE       FOR SALE
                                      -----------      ----------
Cost                                  $1,658,504          226,797
  Less accumulated depreciation          274,759               --
                                      ----------       ----------
                                      $1,383,745          226,797
                                      ==========       ==========


See accompanying independent auditors' report.

                                                                    SCHEDULE III

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
                                  July 31, 1999

                                                                                                                Cost
                                                                                                             capitalized
                                                                                                             subsequent
                                                                                                                 to
                                                                                  Initial cost to Company    acquisition
                                                                                --------------------------  ------------
                                                                                              Buildings
                                                                                                and
                                                                                               improve-        Improve-
             Description                              Encumbrances                 Land         ments           ments
---------------------------------------   -----------------------------------    ----------  -----------    ------------
Developed real estate - held for sale:
        Condominium
           apartments:
              Makaha, Hawaii             Note payable on five
                                             apartments to financial
                                             institution                         $  (2,323)    30,138          13,916

              Honolulu, Hawaii           Mortgages payable on four
                                             apartments to various
                                             individuals and company; note
                                             payable on one apartment
                                             to financial institution               24,578    166,705          75,466

              Commercial/industrial:     Mortgages payable to financial
                 Honolulu, Hawaii            institution and company; notes
                                             payable to financial institution      743,000    607,000              --
              Other miscellaneous
                 developed real
                 estate located in
                 Hawaii                  None                                           23         --              --
                                                                                 ---------    -------         -------
                    Total developed
                       real estate                                                 765,278    803,843          89,382
                                                                                 ---------    -------         -------
Undeveloped land held for sale:
    Makaha, Hawaii                       None                                       73,290         --          61,184
    Residential - Washington
        County, Utah                                                                92,323         --              --
                                                                                 ---------    -------         -------
                    Total undeveloped
                       real estate                                                 165,613         --          61,184
                                                                                 ---------    -------         -------
                    Grand total                                                  $ 930,891    803,843         150,566
                                                                                 =========    =======         =======



                                                                                          Gross amount at which carried at
                                                                                                    close of period
                                                                                        -------------------------------------
                                                                                                     Buildings
                                                                                                       and
                                                                                                     improve-
             Description                              Encumbrances                         Land       ments            Total
---------------------------------------   ---------------------------------             ----------   ---------       --------
Developed real estate - held for sale:
        Condominium
           apartments:
              Makaha, Hawaii              Note payable on five
                                             apartments to financial
                                             institution                                  (2,323)     44,055         41,732

              Honolulu, Hawaii            Mortgages payable on four
                                             apartments to various
                                             individuals and company; note
                                             payable on one apartment
                                             to financial institution                     24,578     242,171        266,749

              Commercial/industrial:      Mortgages payable to financial
                 Honolulu, Hawaii            institution and company; notes
                                             payable to financial institution            743,000     607,000      1,350,000
              Other miscellaneous
                 developed real
                 estate located in
                 Hawaii                      None                                             23          --             23
                                                                                         -------    --------      ---------
                    Total developed
                       real estate                                                       765,278     893,226      1,658,504
                                                                                         -------    --------      ---------
Undeveloped land held for sale:
    Makaha, Hawaii                           None                                         73,290      61,184        134,474
    Residential - Washington
        County, Utah                                                                      92,323          --         92,323
                                                                                         -------    --------      ---------
                    Total undeveloped
                       real estate                                                       165,613      61,184        226,797
                                                                                         -------    --------      ---------
                    Grand total                                                          930,891     954,410      1,885,301
                                                                                         =======    ========      =========





                                                                                    Accumu-
                                                                                     lated
                                                                                     depre-          Date of            Date
             Description                            Encumbrances                    ciation       construction        acquired
---------------------------------------   -------------------------------------   --------------  ------------       ----------
Developed real estate - held for sale:
        Condominium
           apartments:
              Makaha, Hawaii              Note payable on five                                    Completed
                                             apartments to financial                                February        Various 1973
                                             institution                              10,144        1971               to 1985

              Honolulu, Hawaii            Mortgages payable on four
                                             apartments to various
                                             individuals and company; note                        Completed
                                             payable on one apartment                               1964 and        Various 1964
                                             to financial institution                202,359        1968               to 1985

              Commercial/industrial:      Mortgages payable to financial
                 Honolulu, Hawaii            institution and company; notes
                                             payable to financial institution         62,256       Built 1986         July 1995
              Other miscellaneous
                 developed real
                 estate located in
                 Hawaii                   None                                            --       April 1956         July 1953
                                                                                   ---------
                    Total developed
                       real estate                                                   274,759
                                                                                   ---------
Undeveloped land held for sale:
    Makaha, Hawaii                        None                                            --                          May 1973
    Residential - Washington
        County, Utah                                                                      --                          February 1999
                                                                                   ---------
                    Total undeveloped
                       real estate                                                        --
                                                                                   ---------
                    Grand total                                                      274,759
                                                                                   =========



                                               Life on which depreciation
                                                    in latest income
             Description                          statement is computed
---------------------------------------      -----------------------------
Developed real estate - held for sale:
        Condominium
           apartments:
              Makaha, Hawaii
                                             36 to 40 years for apartments
                                                5 years for furnishings

              Honolulu, Hawaii


                                             40 years for apartments
                                                5 years for furnishings

              Commercial/industrial:
                 Honolulu, Hawaii
                                             39 years
              Other miscellaneous
                 developed real
                 estate located in
                 Hawaii

                    Total developed
                       real estate

Undeveloped land held for sale:
    Makaha, Hawaii
    Residential - Washington
        County, Utah

                    Total undeveloped
                       real estate

                    Grand total


                                                                    SCHEDULE IV

                       CAPITAL INVESTMENT OF HAWAII, INC.
                                AND SUBSIDIARIES
                          Mortgage Loans on Real Estate
                                  July 31, 1999

                                                                   Final
                                                                  maturity              Periodic
              Description                       Interest rate       date              payment terms
-----------------------------------------       -------------   ------------     ---------------------
First mortgage - payable to a corporation
    on condominium apartments located in                        February 28,     Monthly installments
    Honolulu, Hawaii                                9-1/2%        2000             of interest only

First mortgages - payable to individuals
    on condominium apartment located                                             Monthly installments
    in Honolulu, Hawaii                             9-1/2%      On Demand          of interest only

First mortgage - payable to a financial                                          Monthly installments
    institution on land and warehouse                                              of $6,125, including
    located in Honolulu, Hawaii                     9-1/2%      July 1, 2001       interest



                                                                                                     Principal
                                                                                                     amount of
                                                                                                   loans subject
                                                                   Face            Carrying        to delinquent
                                                                 amount of         amount of         principal
              Description                     Prior liens        mortgages       mortgage (1)       or interest
-----------------------------------------    ------------     -------------     -------------      --------------
First mortgage - payable to a corporation
    on condominium apartments located in
    Honolulu, Hawaii                           $     --         1,000,000         1,000,000                --

First mortgages - payable to individuals
    on condominium apartment located
    in Honolulu, Hawaii                              --           200,000           200,000                --

First mortgage - payable to a financial
    institution on land and warehouse
    located in Honolulu, Hawaii                      --           700,000           626,566                --
                                               --------       -----------        ----------           -------
                                               $     --         1,900,000         1,826,566                --
                                               ========       ===========        ==========           =======



(1)    Changes during the years ended July 31, 1999 and 1998:

                                                 1999              1998
                                           --------------     -------------
    Balance at beginning of year           $    1,841,684         1,853,583
    Deductions during the year                    (15,118)          (11,899)
                                           --------------     -------------
    Balance at end of year                 $    1,826,566         1,841,684
                                           ==============     =============




See accompanying independent auditors' report.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL INVESTMENT OF HAWAII, INC.


Date:  October 22, 1999                 /s/ Stuart T. K. Ho
                                        ----------------------------------------
                                        Stuart T. K. Ho, Chairman of the Board,
                                        President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  October 22, 1999                 /s/ Dean T. W. Ho
                                        ----------------------------------------
                                        Dean T. W. Ho, Vice Chairman, Secretary
                                        and Director


Date:  October 22, 1999                 /s/ Donald M. Wong
                                        ----------------------------------------
                                        Donald M. Wong, Senior Vice President,
                                        Senior Vice President, Treasurer and
                                        Director


Date:  October 22, 1999                 /s/ Harriet H. Matsuo
                                        ----------------------------------------
                                        Harriet H. Matsuo, Assistant Secretary
                                        and Assistant Treasurer

Date:  October 22, 1999                 /s/ Greta U. Nakao
                                        ---------------------------------------
                                        Greta U. Nakao, Assistant Secretary
                                        and Assistant Treasurer