Form 10-Q
period 1999-10-31
CAPITAL INVESTMENT OF HAWAII INC
filed 1999-12-15
CIK 17221

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 0-4179

                       CAPITAL INVESTMENT OF HAWAII, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Hawaii                                       99-0065664
------------------------------              ------------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

Suite 1700, Makai Tower, 733 Bishop Street
             Honolulu, Hawaii                               96813
------------------------------------------               ----------
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

        There were 1,032,692 shares outstanding of common stock, no par value, as of October 31, 1999.

                         PART I - FINANCIAL INFORMATION

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                       October 31, 1999 and July 31, 1999


                                     ASSETS

                                                          October 31,        July 31,
                                                             1999              1999
                                                          (Unaudited)
                                                          -----------       -----------
Cash                                                      $   113,190           360,769
                                                          -----------       -----------
Receivables:
      Trade accounts and notes, less allowance
         for doubtful receivables of $1,000 at
         October 31, 1999 and July 31, 1999                    60,790            67,421
      Accrued interest                                         89,248            55,417
      Other                                                    66,483            66,483
                                                          -----------       -----------
                 Total receivables                            216,521           189,321
                                                          -----------       -----------
Developed real estate, less accumulated depre-
      ciation of $280,188 at October 31, 1999
      and $274,759 at July 31, 1999                         1,378,415         1,383,745
Undeveloped land held for sale                                232,006           226,797
Other investments:
      Real estate                                           1,208,017         1,246,608
      Securities                                              618,102           681,006
                                                          -----------       -----------
                                                            1,826,119         1,927,614
                                                          -----------       -----------
Property and equipment, at cost:
      Leasehold improvements                                   63,740            63,740
      Furniture and equipment                                 330,538           329,394
                                                          -----------       -----------
                                                              394,278           393,134
      Less accumulated depreciation and amortization         (363,502)         (360,944)
                                                          -----------       -----------
                 Net property and equipment                    30,776            32,190
                                                          -----------       -----------
Deferred charges and other assets                              26,673            11,627
                                                          -----------       -----------
                                                          $ 3,823,700         4,132,063
                                                          ===========       ===========

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                       October 31, 1999 and July 31, 1999

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                    October 31,        July 31,
                                                       1999             1999
                                                   (Unaudited)
                                                   -----------       -----------
Indebtedness (current installments of $3,970,745
  at October 31, 1999 and $3,971,798 at
  July 31, 1999):
           Debentures                              $ 1,897,505         1,897,505
           Mortgage notes                            1,822,694         1,826,566
           Other notes, secured                        383,403           515,031
           Other notes, unsecured                      534,373           530,748
                                                   -----------       -----------

                 Total indebtedness                  4,637,975         4,769,850
                                                   -----------       -----------

Accounts payable, trade                                158,951           105,048
Accrued expenses                                       601,805           776,932
Other payables:
      Loans under participation agreement:
           Related parties                             474,101           442,900
           Other                                       420,365           357,973
      Other                                            202,376           193,660
                                                   -----------       -----------
                                                     1,096,842           994,533
                                                   -----------       -----------
Stockholders' deficiency:
  Common stock, no par value, stated value
    $1 per share:
      Authorized 2,531,765 shares;  issued
       1,723,774 shares. (No shares
       reserved for conversion, warrants,
       options or other rights)                      1,723,774         1,723,774
      Additional paid-in capital                       469,312           469,312
      Accumulated deficit                             (807,472)         (649,899)
                                                   -----------       -----------
                                                     1,385,614         1,543,187
      Deduct cost of 691,082 common shares in
           treasury                                 (4,057,487)       (4,057,487)
                                                   -----------       -----------
                 Stockholders' deficiency           (2,671,873)       (2,514,300)
                                                   -----------       -----------
                                                   $ 3,823,700         4,132,063
                                                   ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations

                  Three months ended October 31, 1999 and 1998

                                   (Unaudited)

                                                        1999              1998
                                                    -----------        ----------
Revenues:
    Income from investments                         $   166,070           195,416
    Other                                                 5,585             5,187
                                                    -----------        ----------
                                                        171,655           200,603
                                                    -----------        ----------
Cost and expenses:
    Direct operating expenses and general
        and administrative expenses                     246,859           374,917
    Interest                                            120,666           151,370
                                                    -----------        ----------
                                                        367,525           526,287
                                                    -----------        ----------
               Loss from continuing operations         (195,870)         (325,684)

Earnings from discontinued operations                    38,297            45,653
                                                    -----------        ----------
               Net loss                                (157,573)         (280,031)

Retained earnings (accumulated deficit)
    at beginning of period                             (649,899)          436,668
                                                    -----------        ----------
Retained earnings at end of period                  $  (807,472)          156,637
                                                    ===========        ==========

Loss per common share:
    Loss from continuing operations                        (.19)             (.31)
    Gain from discontinued operations                       .04               .04
                                                    -----------        ----------
               Net loss per common share            $      (.15)             (.27)
                                                    ===========        ==========
Dividends per common share                                 NONE              NONE
                                                    -----------        ----------

Weighted average number of common shares
    outstanding during the period                     1,032,692         1,032,692
                                                    ===========        ==========



See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                  Three months ended October 31, 1999 and 1998

                                   (Unaudited)

                                                      1999            1998
                                                   ----------      ----------
Net cash used in operating activities              $(289,780)       (745,988)
                                                   ----------      ----------
Cash flows from investing activities:
      Capital expenditures                            (1,144)         (1,483)
      Proceeds from sales of securities               81,627          28,714
                                                   ----------      ----------
           Net cash provided by investing
               activities                             80,483          27,231
                                                   ----------      ----------
Cash flows from financing activities:
      Proceeds from long-term debt                     9,936           9,568
      Principal payments on indebtedness            (141,811)       (250,049)
      Proceeds received under loan participa-
         tion agreements                             115,873         521,874
      Payments made under loan participation
         agreements                                  (22,280)       (258,450)
                                                   ----------      ----------
           Net cash provided by (used in)
                 financing activities                (38,282)         22,943
                                                   ----------      ----------
           Net decrease in cash                     (247,579)       (695,814)

Cash at beginning of period                          360,769         752,493
                                                   ----------      ----------
Cash at end of period                              $ 113,190          56,679
                                                   ==========      ==========



See accompanying notes to condensed consolidated financial statements.

               CAPITAL INVESTMENT OF HAWAII, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Information

                                   (Unaudited)


(1) Basis of Presentation

    The accompanying unaudited consolidated financial information have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the report on SEC Form 10-K for the fiscal year ended July 31, 1999 and the consolidated financial statements and the notes thereto in the Company's Quarterly Report on SEC Form 10-Q for the quarter ended October 31, 1998.

    In the opinion of the Company's management, the accompanying unaudited financial information contains all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of October 31, 1999 and July 31, 1999, the results of its operations for the three months ended October 31, 1999 and 1998, and its cash flows for the three months ended October 31, 1999 and 1998. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

           RESULTS OF OPERATIONS

           The Company and its subsidiaries are engaged principally in the business of acquiring, developing, leasing and dealing in real estate, investing in securities which are subject to various factors which cause fluctuations between periods. Accordingly, the results of operations for the three months ended October 31, 1999 are not necessarily indicative of results to be expected for the year and are not necessarily comparable to the results of operations for the three months ended October 31, 1998.

           ADC Lending Activities

           As of October 31, 1999, the Company had approximately $1,208,000 in real estate investments. Those investments consist primarily of three acquisition, development and construction (ADC) loans to developers in Nevada and Utah.

           The Company has engaged in making ADC loans for more than nine years. As Nevada, particularly Las Vegas has seen strong economic growth, the Company will continue to focus on ADC lending activities for the remainder of fiscal 2000. Capital requirements to finance such activities will continue to be satisfied from institutional borrowings and participating loans to small groups of investors.

           Direct Operating and General and Administrative Expenses

           The decrease of direct operating and general and administrative expenses for the three months ended October 31, 1999 as compared to the same period in 1998 of $128,058 is primarily due to the reduction of the corporate office space and administrative personnel. The Company will continue its efforts to reduce general and administrative expenses in order to meet its obligations and improve operating results.

           DISCONTINUED PROPERTY MANAGEMENT DIVISION

           In October 1999, the Company entered into an agreement to sell certain assets of its property management division. The sale transaction has been finalized in December 1999 and the Company will receive approximately $480,000 in cash in second quarter of fiscal 2000.

           The Company has recorded earnings from discontinued operations of $38,297 and $45, 653 for the three months ended October 31, 1999 and 1998, respectively which represent the net operating income of the property management division. The Company expects a decline of approximately $160,000 in net cash flows from the absence of the property management division in fiscal 2000.

           LIQUIDITY AND CAPITAL RESOURCES

           At October 31, 1999, the Company held cash of $113,190. The decrease in cash of $247,579 for the three months ended October 31, 1999 is primarily due to cash used in operating activities.

           Included in cash used in operating activities for the three months ended October 31, 1999 was approximately $134,500 of advances for the construction of residential developments in Nevada and Utah. The Company's net loss $157,573 is also included in cash used in operating activities.

           The Company met its operating cash requirements for the three months ended October 31, 1999 by using cash on hand at July 31, 1999 and proceeds from loan participation agreements. Cash inflows and outflows from ADC loans in Hearthstone Homes, Inc., Hearthstone Homebuilders, Inc. and Martin Development, Inc. will continue throughout fiscal year 2000.

           The Company has several notes payable to individuals, a corporation and a financial institution. Approximately $1,900,000 of these notes are payable on or before July 1, 2001. The Company has had long standing good relationships with these individuals and companies and has been successful in the past in obtaining extensions on these notes as they become due. Management will continue to work with these lenders in order to achieve future extensions beyond fiscal 2000.

           The Company is contemplating a plan for going private (the Plan). The Plan is to restructure the share ownership of the Company to reduce the number of shareholders below 300, thus allowing the Company to terminate its reporting obligations under the Securities Exchange Act of 1934 (the Act). This will allow the Company to eliminate the substantial time and expense of compliance with the Act.

           Cash requirements for the remainder of fiscal 2000 are expected to be satisfied by the cash proceeds from the sale of the Company's property management division, institutional borrowings, loan participation agreements and net collections on ADC loans. The Company anticipates that it will sell certain of its security and real estate holdings to meet cash requirements, if deemed necessary. Currently, the Company has certain condominium apartments in Makaha, Hawaii being actively listed for sale.

           YEAR 2000

           The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations.

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


                                   CAPITAL INVESTMENT OF HAWAII, INC.



Dated:   December 13, 1999         /s/ STUART T.K. HO
                                   -----------------------------------
                                   Chairman of the Board and President


Dated:   December 13, 1999         /s/ DONALD M. WONG
                                   -----------------------------------
                                   Senior Vice President and Treasurer